Form 10-Q
period 2000-03-31
IMPERIAL PARKING CORP
filed 2000-05-15
CIK 1103389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
                   For Quarterly Period Ended March 31, 2000

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From ____ to ____

                         Commission File Number 1-15629

                          IMPERIAL PARKING CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                  31-1537375
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

     601 West Cordova Street, Suite 300
            Vancouver, BC Canada                           V6B 1G1
------------------------------------------              ------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (604) 681-7311
                                                       --------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    [ ]           No   [ ]

The number of shares outstanding of each of the registrant's classes of common stock, as of May 10, 2000 was 2,122,266.


================================================================================

                                      INDEX
                          IMPERIAL PARKING CORPORATION

PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1.        Financial Statements (Unaudited)(1)

               Overview of Financial Statements........................   3

               Consolidated balance sheets
               -- March 31, 2000 and December 31, 1999.................   4

               Consolidated and pro forma combined statements
               of operations -- three months ended March 31, 2000
               and 1999................................................   5

               Consolidated statements of stockholders' equity
               -- three months ended March 31, 2000....................   6

               Consolidated statements of cash flows
               -- three months ended March 31, 2000 and 1999...........   7

               Notes to consolidated financial statements..............   8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................  12

Item 3.        Quantitative and Qualitative Disclosure about
               Market Risk.............................................  15

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings.......................................  15

Item 4.        Submission of Matters to a Vote of Security Holders.....  16

Item 6.        Exhibits and Reports on Form 8-K........................  16

Signatures ............................................................  18

--------
(1) for an explanation of the basis of presentation in the financial statements refer to the Notes to the consolidated financial statements.

                         IMPERIAL PARKING CORPORATION
                        Overview of Financial Statements

Imperial Parking Corporation (Impark) is the corporation which resulted from the combination of the Canadian parking assets and operations of First Union Real Estate Equity and Mortgage Investments (First Union) and the parking related business of First Union Management, Inc. (FUMI).

The businesses combined into Impark are referred to for periods prior to the combination as follows:

      FUR Parking Business. The FUR Parking Business, constituting the parking assets and operations of First Union, consisted primarily of 15 owned parking properties in Canada. Since April 1997 subsidiaries of First Union have operated this business, including leasing the properties to FUMI for operations and management.

      FUMI Parking Business. The FUMI Parking Business consisted of the parking services and related ancillary activities that have been continued into Impark. Since April 1997 subsidiaries of FUMI have carried on these activities. The continuing operations of FUMI's indirect subsidiaries, Imperial Parking Limited and Impark Services Ltd., consisted of operating and managing parking facilities in Canada and the United States and carrying on other parking related activities.

The combination resulting in Impark was completed on March 27, 2000 following a series of transactions pursuant to a detailed plan of organization. The final step of the series of transactions was the distribution by First Union of substantially all of the outstanding shares of common stock to the shareholders of First Union. For further information regarding this detailed plan of organization and distribution of common stock, of Impark, refer to the Information Statement on Form 10 dated March 27, 2000.

The unaudited consolidated balance sheet of Impark is at March 31, 2000 and reflects the combination of the businesses described above. This business combination has been accounted for by the purchase method with the FUR Parking Business identified as the acquirer. The business combination has been recognized with effect from the close of business on March 31, 2000. Additional information is provided in note 2 to the unaudited consolidated financial statements.

The unaudited consolidated statements of operations present the results of operations for the three months ended March 31, 2000 and 1999 for Impark, including in its predecessor form as the FUR Parking Business. The unaudited pro forma combined statements of operations present the results for Impark combined with the FUMI parking related business, as further described in note 1 (b). The operations of the acquired business, the FUMI Parking Business, have been presented separately in the acquisition note, Note 2 to these financial statements.

                          IMPERIAL PARKING CORPORATION
                           Consolidated Balance Sheets

Dollar amounts in thousands

                                                       DECEMBER 31    MARCH 31
                                                          1999          2000
                                                       -----------   -----------
               ASSETS                                                (UNAUDITED)
Current assets:

  Cash                                                    $ 1,984       $16,032
  Accounts receivable                                          30         2,927
  Receivables from related parties                          1,717             -
  Inventory                                                     -           911
  Deposits and prepaid expenses                                 -           675
  Current portion of deferred costs                             -         1,143
                                                          -------       -------
               Total current assets                         3,731        21,688

  Deferred costs                                                -         5,690
  Notes receivable from related parties                    17,330             -
  Fixed assets                                              8,721        14,307
  Management and lease agreements                               -           763
  Other assets                                                331         4,953
  Goodwill                                                      -        42,556
                                                          -------       -------
                                                          $30,113       $89,957
                                                          =======       =======
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable and other accrued liabilities    $   254       $10,627
  Rents payable                                                 -         7,459
  Deferred revenue                                              -         5,975
  Payable to First Union Management, Inc.,
    a related party                                           403             -
                                                          -------       -------
               Total current liabilities                      657        24,061

 Note payable to First Union Real Estate Equity
   and Mortgage Investments, parent company                28,061             -
Other liabilities                                              24           624
                                                          -------       -------
               Total liabilities                           28,742        24,685

Stockholders' equity:
  Common stock, $.01 par value;
    10,000,000 shares authorized,
      2,122,266 shares issued and outstanding                   -            21
  Additional paid - in capital                             17,017        64,972
  Retained earnings (deficit)                             (14,984)            -
  Accumulated other comprehensive income (loss)
      Foreign currency translation adjustment                (662)          279
                                                          -------       -------
               Total stockholders' equity                   1,371        65,272
                                                          -------       -------
                                                          $30,113       $89,957
                                                          =======       =======

                          IMPERIAL PARKING CORPORATION
          Consolidated and Pro Forma Combined Statements of Operations
                                   (Unaudited)

Dollar amounts in thousands, except earnings per share

                                               THREE MONTHS ENDED MARCH 31
                                              IMPARK             PRO-FORMA
                                              ------             ---------
                                                                 (NOTE 1(b))
                                           1999     2000       1999      2000
                                          -----   ------      ------    ------
Revenues                                  $ 144   $  127      $14,228   $14,631
Direct costs                                  -        -       11,340    10,870
                                          -----   ------      -------   -------
Gross margin                                144      127        2,888     3,761

Other operating expenses:
  General and administrative                  -       90        2,789     2,757
  Depreciation and amortization              12       10        1,304     1,061
                                          -----   ------      -------   -------
Total other operating expenses               12      100        4,093     3,818
                                          -----   ------      -------   -------

Operating income (loss)                     132       27       (1,205)      (57)

Other income (expenses):
   Interest income                          961    1,035            -         -
   Interest expense                        (705)    (786)           -         -
                                          -----   ------      -------   -------
Other income, net                           256      249            -         -
                                          -----   ------      -------   -------

Earnings (loss) before income taxes         388      276       (1,205)      (57)

Income tax expense                            -        -           96        61
                                          -----   ------      -------   -------
Net earnings (loss)                       $ 388   $  276      $(1,301)  $  (118)
                                          =====   ======      =======   =======
Earnings per share:
Basic and diluted                         $0.18   $ 0.13      $ (0.61)  $ (0.06)
                                          =====   ======      =======   =======

                          IMPERIAL PARKING CORPORATION
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                             Foreign
                                                  Common stock     Additional  Retained      currency
                                              -------------------   paid-in    earnings     translation            Comprehensive
                                                Number     Amount   capital    (deficit)    adjustment     Total      income
--------------------------------------------------------------------------------------------------------------------------------
Balance, Impark (as FUR Parking
  Business), December 31, 1999                      -      $ -     $ 17,017    $(14,984)      $(662)      $ 1,371

Contributions by First Union:
  To repay outstanding credit facility              -        -       26,369           -           -        26,369
  Interest in limited liability company             -        -        3,413           -           -         3,413
  Cash for working capital and to fund
    future costs of limited liability
    company                                         -        -        5,879           -           -         5,879
  In settlement of obligations to
    related parties                                 -        -        8,284           -           -         8,284
  To acquire net assets of FUMI parking
    related business                                -        -       18,604           -           -        18,604

Net earnings for the period                         -        -            -         276           -           276     $  276

Foreign currency translation adjustment
  in period                                         -        -            -           -         941           941        941

Capitalization of Impark, par value
  of $0.01 per share                        2,115,822       21      (14,708)     14,708           -            21

Shares issued to directors                      6,444        -          114           -           -           114

----------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity
  at March 31, 2000                         2,122,266       $21    $ 64,972      $    -       $ 279       $65,272
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                  $1,217
                                                                                                                      ======

                          IMPERIAL PARKING CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

Dollar amounts in thousands                               THREE MONTHS ENDED
                                                               MARCH 31
                                                          -----------------
                                                           1999      2000
                                                          ------    -------

Cash flows from operating activities:
Net income                                                  $388       $276
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                               12         10
     Interest income capitalized                            (641)      (697)
     Shares issued for non-cash consideration                  -        114
     Changes in non-cash working capital items,
       excluding acquisitions:
       Interest receivable on notes receivable
         from related parties                               (320)         8
        Rents receivable from related parties               (144)      (127)
        Accrued interest added to note payable
          to First Union                                     705        786
        Income and withholding taxes payable                (270)      (310)
                                                          ------    -------
        Net cash provided by (used in) operating
          activities                                        (270)        60
                                                          ------    -------
Cash flows from investing activities:
  Acquisition of minority interests in FUMI parking
    related business                                           -       (453)
  Repayment of outstanding credit facilities                   -    (26,369)
  Cash position of business acquired                           -      8,123
                                                          ------    -------
        Net cash provided by (used in) investing
          activities                                           -    (18,699)
                                                          ------    -------
Cash flows from financing activities;
  Cash contributions, including $26,369 to repay
    assumed outstanding credit facilities                      -     32,701
                                                          ------    -------
        Net cash provided by (used in) financing
          activities                                           -     32,701
                                                          ------    -------
  Effect of exchange rate changes on cash                     18        (14)
                                                          ------    -------
Increase (decrease) in cash                                 (252)    14,048
Cash, beginning of period                                  1,128      1,984
                                                          ------    -------
Cash, end of period                                       $  876    $16,032
                                                          ======    =======
Supplementary information:
   Interest paid                                               -          -
   Income taxes paid                                      $  270    $   311
   Outstanding credit facilities assumed from
     FUMI parking related business                             -     26,369

                          IMPERIAL PARKING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

(a)   Organization and Basis of Presentation

      Imperial Parking Corporation ("Impark") is the corporation which resulted from the combination of the Canadian parking facilities of First Union Real Estate Equity and Mortgage Investments (the "FUR Parking Business) and the parking related businesses of FUMI (the "FUMI Parking Business"). We have set out below a brief description of the operations of each business being combined.

      FUR Parking Business - The FUR Parking Business, constituting the parking assets and operations of First Union, consisted primarily of 15 owned parking properties in Canada. Since April 1997 subsidiaries of First Union have operated this business, including leasing the properties to FUMI for operations and management.

      FUMI Parking Business - The FUMI Parking Business consisted of the parking services and related ancillary activities that have been continued into Impark. Since April 1997 subsidiaries of FUMI have carried on these activities. The continuing operations of FUMI's indirect subsidiaries, Imperial Parking Limited and Impark Services Ltd., consisted of operating and managing parking facilities in Canada and the United States and carrying on other parking related activities.

      The accompanying unaudited consolidated financial statements reflect Impark's acquisition of the FUMI Parking Business which has been accounted for with effect from the close of business on March 31, 2000.

(b)   Pro forma

      The pro forma statements of operations have been compiled from financial information in the:

      (a) unaudited combined financial statements of Impark, including its predecessor the FUR Parking Business, for the three months ended March 31, 1999 and 2000;

      (b) unaudited combined financial statements of the FUMI Parking Business for the three months ended March 31, 1999 and 2000,

      (c)  the additional information presented below.

           The pro forma combined statement of operations reflects the combination of Impark and the FUMI Parking Business with effect from January 1, 1999 and the following transactions:

           (i)    the elimination of inter-entity lease fees and interest costs;

           (ii) the elimination of an asset management fee earned by the FUMI Parking Business during the period January 1, 1999 to March 31, 2000 for managing the United States parking properties of First Union. The fee agreement was cancelled on the acquisition of the FUMI Parking Business; and

           (iii) the elimination of interest expense on long-term debt repaid and the note payable capitalized on the acquisition of the FUMI Parking Business.

      For purposes of the pro forma combined statements of operations, no adjustments have been made for interest on additional cash balances.

These pro forma combined statements of operations are not necessarily indicative of the results of operations that would have been achieved had the transactions actually taken place at the dates indicated and do not purport to be indicative of the effects that may be expected to occur in the future.

(c)   Unaudited interim financial information:

      The accompanying unaudited consolidated financial statements of Impark have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

(d)   Revenue recognition:

      Parking revenues consist of the parking revenues from owned and leased locations. Management contract revenues represent revenues (both fixed fees and additional payment based upon parking revenues) from facilities managed for other parties. Parking and management contract revenues are recognized when earned in accordance with the applicable agreement. Deferred revenue primarily represents revenue received in advance of its due date.

(e)   Fixed assets:

      Fixed assets are recorded at cost. Depreciation is provided principally on a declining-balance basis over a period of three to five years for furniture, fixtures and equipment, and over thirty to forty years for buildings. Leasehold improvements are amortized over the remaining base lease term or the estimated useful life of the asset, whichever is shorter.

(f)   Goodwill:

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 20 years. Impark assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Impark's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

(g)   Income taxes:

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (ii) operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

      The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h)   Foreign Currency Translation:

      The functional currency of Impark's operations in the United States is the United States dollar. For facilities and operations located in Canada, the functional currency is the Canadian dollar.

      The assets and liabilities of the Canadian operations are translated into United States dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated at the rates of exchange prevailing during the period. The gains or losses resulting from these translations are excluded from the determination of income and included in the separate foreign currency translation account within stockholders' equity. Other exchange gains and losses are included in the determination of income.

2.    ACQUISITION

On March 27, 2000 Impark was formed through a series of transactions involving the combination of the FUR Parking Business and the FUMI Parking Business. For accounting purposes the FUR Parking Business has been treated as acquiring the FUMI Parking Business with effect from the close of business on March 31, 2000 and has accounted for the acquisition using the purchase method. The fair value of the assets acquired and liabilities assumed of the FUMI Parking Business were as follows:

      Working capital deficit              $(10,281)
      Other assets and liabilities, net       6,276
      Fixed assets                            5,659
      Management and lease agreements           763
      Goodwill                               42,556
                                           --------
                                             44,973
      Less indebtedness                     (26,369)
                                           --------
                                           $ 18,604
                                           ========

      Included in the working capital deficit is $8,123 of cash of the FUMI Parking Business


Impark will consolidate the results of operations of the acquired FUMI Parking Business from April 1, 2000. However, pro forma results have been disclosed in the accompanying financial statements for the three months ended March 31, 1999 and 2000 as if the acquisition were effective at the beginning of those periods.

The results of the FUMI Parking Business for the three months ended March 31, 1999 and 2000, which have been included in the pro forma results, are summarized as follows:

                                          1999       2000
                                         -------    -------
Revenue                                  $14,498    $14,901
Direct costs                              11,484     10,997
                                         -------    -------
  Gross margin                             3,014      3,904
General and administrative expenses        2,789      2,667
Depreciation                               1,292      1,051
                                         -------    -------
  Operating income (loss)                 (1,067)       186
Other expense                              1,482      1,507
                                         -------    -------
   Loss from continuing operations       $(2,549)   $(1,321)
                                         =======    =======

In preparing the pro forma statements of operations the results of the FUR Parking Business and the FUMI Business were combined and the following transactions eliminated:



                                                        1999      2000
                                                        ----    --------
Revenue
    Inter-entity lease fees                             $144    $   127
    Asset management fee                                 270        270

Direct costs
    Inter-entity lease fees                              144        127

Interest expense (income)
    Inter-entity interest income                         (961)   (1,035)
    Inter-entity interest expense                         961     1,035
    Interest expense on note payable capitalized          705       786
    Interest expense on long-term debt                    425       411

3.    EARNINGS PER SHARE

      Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The weighted average number of shares outstanding gives retroactive effect to the shares issued on the formation of Impark. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, or if restricted shares of common stock were to become fully vested, that then shared in the earnings of the entity.

The following tables set forth the computation of basic and diluted earnings per share:

                                         THREE MONTHS ENDED MARCH 31
                          -------------------------------------------------------------
                                      1999                               2000
                          -----------------------------   -----------------------------
                            INCOME   COMMON   PER SHARE    INCOME    COMMON   PER SHARE
                          AVAILABLE  SHARES     AMOUNT    AVAILABLE  SHARES    AMOUNT
                           ($000's)  (000's)              ($000's)   (000's)
                          ---------  -------  ---------   ---------  -------  --------
Basic and diluted
  earnings per share

  Net earnings            $   388    2,122    $ 0.18      $   276    2,122    $0.13

  Pro forma loss from
    continuing operations  (1,301)   2,122     (0.61)        (118)   2,122    (0.06)


4.      BUSINESS SEGMENTS

        Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the revenue, operating result and assets for these geographic regions.

                                    THREE MONTHS ENDED MARCH 31
                       --------------------------------------------------------
                                 1999                          2000
                       --------------------------   ---------------------------
                        CANADA    U.S.     TOTAL    CANADA      U.S.     TOTAL
                       -------   ------   -------   -------   -------   -------
Pro forma
  Revenue              $12,224   $2,004   $14,228   $12,357   $ 2,274   $14,631
  Depreciation
    and amortization     1,270       34     1,304     1,032        29     1,061
  Operating loss        (1,105)    (100)   (1,205)       79      (136)      (57)
  Income taxes              86       10        96        52         9        61

Total assets           $29,034   $1,079   $30,113   $72,534   $17,423   $89,957

5.   SUBSEQUENT EVENTS

On May 9, 2000 the Company granted 196,652 stock options to certain directors and officers. The options are exercisable at a price equal to the Company's share price on the grant date. The exercise price increases by 10% per annum during their term. 79,777 of the options vested on May 9 and of the balance of 116,875 options, 25% vests each year until 2004. One quarter of the options granted are exercisable each year until 2004. The options expire in 2010.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

      This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below. Forward-looking statements include, but are not limited to, discussions regarding the Company's operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

      The following important factors, in addition to those discussed elsewhere in this report, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

- successfully integrating past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

- successful implementation of the Company's operating and growth strategy, including possible strategic acquisitions;

- fluctuations in quarterly operating results caused by a variety of factors including the timing of gains on sales of owned facilities, pre-opening costs, changes in the Company's cost of borrowing, effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports and local, national and international economic conditions;

- the ability of the Company to form and maintain its strategic relationships with certain large real estate owners and operators;

-     global and/or regional economic factors;

- compliance with laws and regulations, including, without limitation, environmental, antitrust and consumer protection laws and regulations at the federal, state, local and international levels.

      OVERVIEW

      On March 27, 2000 Impark completed a series of transactions which resulted in the combination of the Canadian parking facilities of First Union and the parking and ancillary services of the FUMI Parking Business. The following discussion reviews the operating results of the combined businesses on a pro forma basis as if the combination had been in place for the entire periods being compared.

      The Company operates parking facilities under three types of arrangements: leases, fee ownership and management contracts. Revenues consist of parking revenues from leased and owned facilities, and revenues earned in accordance with the terms of management contracts. Direct costs relate typically to leased and owned facilities and include rent, payroll and related benefits, maintenance, insurance, and general operating expenses. Direct costs also include expenses associated with management contracts that are not recoverable from the property owner.

Pro forma revenues from leased facilities amounted to $12.1 million and $11.6 million for the first quarter of fiscal 2000 and 1999, respectively, accounting for 82.9% and 82.1% of revenues. Leases generally provide for a contractually established payment to the facility owner, which is a fixed annual amount, a percentage of gross revenues, or a combination thereof. As a result, Impark's revenues and profits in its lease arrangements are dependent upon the performance of the facility. Leased facilities require a longer commitment and a larger capital investment by Impark than managed facilities but generally provide a more stable source of revenue and a greater opportunity for long-term revenue growth. Under its leases, the Company is typically responsible for all facets of the parking operations, except for structural, mechanical, and electrical maintenance and repairs, and property taxes. Lease arrangements are typically for terms of three to ten years, with renewal options.

Pro forma revenues from owned properties amounted to $0.4 million and $0.4 million for the three months ended March 31, 2000 and 1999, respectively, accounting for 2.6% and 2.7% of revenues. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. As the owner, all changes in owned facility revenue and expense flow directly to the Company. Additionally, the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. Impark assumes complete responsibility for all aspects of the property, including all structural, mechanical, and electrical maintenance and repairs and property taxes.

Pro forma management contract revenues amounted to $2.1 million and $2.2 million for the three months ended March 31, 2000 and 1999, respectively. Management contract revenues consist of management fees (both fixed and percentage of revenues). The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. Generally, Impark is not responsible under its management contracts for structural, mechanical, and electrical maintenance and repairs, or for providing security or guard services or for paying property taxes. The typical management contract is for a term of one to three years and generally is renewable for successive one-year terms, but is cancelable by the property owner on short notice.

As of March 31, 2000, Impark leased 502 parking facilities, owned 15 parking facilities and operated 874 parking facilities through management contracts.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Pro forma revenues from leased and owned facilities for the first quarter of fiscal 2000 increased to $12.5 million from $11.7 million in the first quarter of fiscal 2000, an increase of $0.5 million, or 4.0%. The increase is primarily a result of milder winter weather in 2000 and parking rate increases. However, the Company experienced a net decline of 25 properties in the number of leased and owned locations in the first quarter of 2000 from the first quarter of 1999. The net reduction in locations is a result of the sale of Robbins Parking Services Ltd. (4 leased locations) and the Asian division (14 leased locations) and closing unprofitable leased locations.

Management contract revenues for the first quarter of fiscal 2000 decreased to $2.1 million from $2.2 million in the same period of fiscal 1999, a decrease of $0.1 million or 3.8%. The decrease is attributed to the sale in 1999 of the

Robbins Parking and Asian operations which generated $0.2 million of management contract revenue in 1999. This decrease was offset by increased management fees on existing locations of $0.1 million.

Pro forma direct costs in the first quarter of 2000 decreased to $10.9 million from $11.3 million in the first quarter of 2000, a decrease of $0.4 million or 4.1%. This decrease was due primarily to the sale in 1999 of the Robbins Parking and Asian operations which incurred $0.6 million of direct costs in the comparable period in 1999. This decrease was offset by higher rent in the quarter ended March 31, 2000 than in the same quarter of 1999. Rent expense increased $0.3 million from $7.4 million for the first quarter of 1999 to $7.7 million for the first quarter of 2000. Rent as a percentage of pro forma revenues, excluding Robbins and Asia, decreased to 52.5% in the first quarter of 2000 from 54.9% in the same quarter of 1999. This decrease is principally a result of improved revenues on lease locations due to the milder weather and cancellation of unprofitable locations. Direct costs as a percentage of revenues decreased to 74.3% in the first quarter of fiscal 2000 from 79.7% in fiscal first quarter 1999.

Pro forma general and administrative expenses remained unchanged at $2.8 million for the first quarter of fiscal 2000 and fiscal first quarter 1999. General and administrative expenses, as a percentage of pro forma total revenues decreased to 18.8 % for the first fiscal quarter 2000 compared to 19.6 % for the first quarter of fiscal 1999.

Depreciation and amortization for the first quarter of fiscal 2000 decreased to $1.1 million from $1.3 million in fiscal first quarter 1999, a decrease of $0.2 million or 18.6%, as a result of the full amortization of certain management and lease agreements which are amortized over the term of the agreements.

There is no interest expense in the pro forma results as the related bank indebtedness was repaid and the note payable to FUR was contributed as part of the acquisition on March 27, 2000.

The pro forma net loss from continuing operations for the first quarter of 2000 was $0.1 million - a decrease of $1.2 million from the first quarter loss in 1999 of $1.3 million. This decrease is primarily due to increased gross margin of $0.9 million and lower other operating expenses of $0.3 million.



      LIQUIDITY AND CAPITAL RESOURCES

      As part of the plan of organization, First Union contributed $32.7 million of cash as paid-in capital. Of this amount $26.4 million was utilized to repay all existing bank debt and $0.4 million was used to acquire the minority interest in the FUMI Parking Business. The balance of $5.9 million is for working capital purposes and to fund commitments made.

      As at March 31, 2000, Impark had cash of $16.0 million. The cash balance is primarily a result of $8.1 million cash acquired as part of the acquisition of the FUMI Parking Business, $2.0 million in Impark, $2.6 million contributed by First Union as part of the distribution transactions, and $3.3 million cash contributed by First Union to complete its commitment to fund up to $6.7 million in development costs for the 4,900 spaces for the new San Francisco Giants Stadium (Pacific Bell Park). Cash in the acquired business includes $4.3 million attributable to deferred revenues for season pass parking and other receipts at Pacific Bell Park.

      At March 31, 2000 Impark had no long-term bank debt outstanding. Impark has an $8.0 million line of credit with First Union to fund working capital requirements, acquisitions and other capital investment opportunities. This credit facility is due September 30, 2000, with two options to extend for three additional months each. The line of credit bears interest at a floating annual rate equal to the London Interbank Offer Rate plus 4.5% per annum.

      We intend to obtain a new facility with a commercial bank as soon as practicable. This facility is intended to replace the First Union credit facility and will be used to support working capital, establish letters of credit and fund capital investment opportunities. Impark may need letters of credit when it bids on larger lease or management contracts.

      In the next 12 months, we anticipate the working capital necessary to satisfy current obligations will be generated from operations, available cash, the First Union credit facility and Impark's new bank facility.

      Depending on the timing and magnitude of future investment opportunities, which could be in the form of leased or purchased properties, Impark's joint ventures and acquisitions, we anticipate the cash required to come from operations, the First Union credit facility (or its commercial bank replacement), a rights offering or an equity offering.

      In the future, if we identify investment opportunities requiring cash in excess of operating cash flows and credit facilities, we may seek additional sources of capital, including the sale or issuance of Impark common stock or a rights offering, or amending our credit facility to obtain additional indebtedness. No assurances can be given that such increases would be available at the time needed to complete any such acquisition.

      At March 31, 2000, Impark is committed to the completion of the development of the approximately 4,900 spaces for the new San Francisco Giants Stadium (Pacific Bell Park). Of the $7.8 million estimated cost, Impark has funded $1.1 million and First Union has funded $3.4 million and contributed this investment in the limited liability company and $3.3 million in cash (included in the cash balances described above) to fund the balance up to its $6.7 million commitment. Should the development cost exceed $7.8 million, the excess cost will be funded by Impark.


ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

      The Company's primary exposure to market risk consists of changes in interest rates on cash invested in short-term deposits. Changes in interest rates could impact the Company's anticipated interest income.

Foreign currency exposure

      Impark operates wholly owned subsidiaries in Canada. Total pro forma revenues from Canadian operations amounted to $12.4 million and $12.2 million for the three months ended March 31, 2000 and 1999, respectively. Impark intends to continue to invest in Canadian leased or owned facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is limited as the Canadian dollar revenues have to date been significantly offset by Canadian dollar operating costs. In limited circumstances we have denominated Canadian contracts in U.S. dollars to limit currency exposure. Presently, Impark has no formal hedging programs. We anticipate implementing a hedging program if such risk materially increases.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LITIGATION

      The provision of services to the public entails an inherent risk of liability. We are engaged from time to time in routine litigation incidental to our business. Other than a case involving Eau Claire Market in Calgary, Alberta described below, there is no legal proceeding to which we are a party which, if decided adversely could materially harm our financial condition. We attempt to disclaim liability for personal injury facilities we operate. We also carry liability insurance that we believe meets or exceeds industry standards as determined by our landlords. We can provide no assurances, however, that any future legal proceedings (including any related judgements, settlements or costs) will not have a material adverse effect on our financial condition, liquidity or results of operations.

      The Eau Claire Market litigation was filed in the Queen's Bench of Alberta on August 20, 1998. It involves a claim against a property in which we are the lessee. The plaintiff assets that it is entitled to priority over our lease and to possession of the property. We believe that this claim is without merit. If, however, we do not prevail in the litigation, we may be forced to renegotiate the lease with the landlord, in which case the rent could be substantially increased and may materially impact our results.

      Imperial Parking Canada Corporation, a subsidiary of Impark, is a defendant in a lawsuit brought by Newcourt Financial Ltd. as the assignee of Oracle Corporation Canada Inc. The suit was filed in Ontario Superior Court on June 11, 1999. It alleges that Imperial Parking Canada Corporation and FUMI owe approximately $825,000 under a software licence and services agreement. We believe that these claims are without merit, however the legal action is in its earliest stages. First Union has agreed to assume all liability with respect of this claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) List of Exhibits

      Each exhibit listed below in the Index to Exhibits is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk ("*"); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

      Index to Exhibits

      Exhibit No. Description

      2.1 Form of Memorandum of Understanding regarding the Distribution between First Union Real Estate Equity and Mortgage Investments ("First Union") and the Registrant (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

      3.1 Form of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

      3.2 Form of Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

      4.1 Specimen certificate for shares of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

     10.1 Form of 2000 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

     10.2 Form of Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

     10.3 Form of Guarantee (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

     10.4   Form of Indemnification Agreement (Incorporated by reference to
            Exhibit 10.4 to the Company's Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

     10.6 Form of Huntzinger Employment Agreement (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

     10.7   Form of Wallner Employment Agreement (Incorporated by reference to
            Exhibit 10.7 to the Company's Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

     10.8   Newsome Employment Agreement (Incorporated by reference to Exhibit
            10.8 to the Company's Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

     10.9 Form of Debenture (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

     21.1   Subsidiaries of the Registrant (Incorporated by reference to Exhibit
            21.1 to the Company's Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).


     27     Financial Data Schedule (EDGAR Filing Only)

      (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IMPERIAL PARKING CORPORATION

Date:  May 12, 2000                        By: /s/ J. Bruce Newsome
-------------------

                                           -----------------------------------
                                                   J. Bruce Newsome
                                                 Chief Financial Officer