Form 10-Q
period 2000-06-30
IMPERIAL PARKING CORP
filed 2000-08-11
CIK 1103389

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For Quarterly Period Ended June 30, 2000


           [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Transition Period From ____ to ____


                         Commission File Number 1-15629
                                     -------

                          IMPERIAL PARKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                         31-1537375
------------------------------------                          --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

     601 West Cordova Street, Suite 300
            Vancouver, BC Canada                                 V6B 1G1
------------------------------------------                     ------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (604) 681-7311
                                                            -----------------


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

                        Yes     [x]          No     [ ]


The number of shares outstanding of each of the registrant's classes of common stock, as of August 2, 2000 was 2,127,762.


================================================================================

                                      INDEX
                          IMPERIAL PARKING CORPORATION

PART I.  FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
Item 1.     Financial Statements (Unaudited)(1)

            Overview of Financial Statements......................................      3

            Consolidated balance sheets
            --June 30, 2000 and December 31, 1999.................................      4

            Consolidated and pro forma combined statements of operations
            -- three and six months ended June 30, 2000 and 1999..................      5

            Consolidated statements of stockholders' equity
            --six months ended June 30, 2000......................................      6

            Consolidated statements of cash flows
            -- six months ended June 30, 2000 and 1999............................      7

            Notes to consolidated financial statements............................      8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................................     12

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.............     15

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.....................................................     15

Item 4.     Submission of Matters to a Vote of Security Holders...................     16

Item 6.     Exhibits and Reports on Form 8-K......................................     16

Signatures........................................................................     18



----------------

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

The unaudited consolidated balance sheet of Impark at June 30, 2000 reflects the combination of the businesses described above. This business combination has been accounted for by the purchase method with the FUR Parking Business identified as the acquirer. The business combination has been recognized with effect from the close of business on March 31, 2000. Additional information is provided in note 2 to the unaudited consolidated financial statements.

The unaudited consolidated statements of operations present the results of operations for the three and six months ended June 30, 2000 and 1999 for Impark, including in its predecessor form as the FUR Parking Business. The unaudited pro forma combined statements of operations present the results for Impark combined with the FUMI parking related business, as further described in note 1(b). The operations of the acquired business, the FUMI Parking Business, have been presented separately in the acquisition note, Note 2 to these financial statements.

                          IMPERIAL PARKING CORPORATION
                           Consolidated Balance Sheets

Dollar amounts in thousands

                                                                 DECEMBER 31        JUNE 30
                                                                     1999             2000
                                                                 ------------     -----------
                                     ASSETS                                       (UNAUDITED)
Current assets:
Cash                                                               $  1,984         $ 14,039
Accounts receivable                                                      30            3,008
Receivables from related parties                                      1,717               --
Inventory                                                                --              895
Deposits and prepaid expenses                                            --              674
Current portion of deferred costs                                        --              952
                                                                   --------         --------
                         Total current assets                         3,731           19,568

Deferred costs                                                           --            5,178
Notes receivable from related parties                                17,330               --
Fixed assets                                                          8,721           14,443
Management and lease agreements                                          --              706
Other assets                                                            331            3,396
Goodwill                                                                 --           43,270
                                                                   --------         --------

                                                                   $ 30,113         $ 86,561
                                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable and other accrued liabilities               $    254         $  8,980
Rents payable                                                            --            6,761
Deferred revenue                                                         --            4,159
Payable to First Union Management, Inc. a related party                 403               --
                                                                   --------         --------
                         Total current liabilities                      657           19,900

Note payable to First Union Real Estate Equity and Mortgage
     Investments, parent company                                     28,061               --
Other liabilities                                                        24            1,015
                                                                   --------         --------
                             Total liabilities                       28,742           20,915

Stockholders' equity:
Common stock, $.01 par value; 10,000,000 shares authorized,              --               21
     2,127,762 shares issued and outstanding
Additional paid - in capital                                         17,017           64,948
Retained earnings (deficit)                                         (14,984)             911
Accumulated other comprehensive income (loss)
     Foreign currency translation adjustment                           (662)            (234)
                                                                   --------         --------
                         Total stockholders' equity                   1,371           65,646
                                                                   --------         --------

                                                                   $ 30,113         $ 86,561
                                                                   ========         ========

                          IMPERIAL PARKING CORPORATION
          Consolidated and Pro Forma Combined Statements of Operations
                                   (Unaudited)

Dollar amounts in thousands, except earnings per share


     THREE MONTHS ENDED JUNE 30

                                               IMPARK                 PRO FORMA
                                                                     ------------
                                                                     (NOTE 1 (b))
                                                                     ------------
                                        1999             2000            1999
                                      --------         --------      ------------
Revenues                              $    144         $ 17,861        $ 15,567
Direct cost                                 --           13,166          11,423
                                      --------         --------        --------
Gross margin                               144            4,695           4,144

Other operating expenses:
General and administrative                  (1)           2,807           1,251
Depreciation and amortization               10            1,200           1,457
                                      --------         --------        --------
Total other operating expenses               9            4,007           2,708
                                      --------         --------        --------

Operating income (loss)                    135              688           1,436

Other income (expenses):
Interest income                          1,005              317              --
Interest expense                          (753)              --              --
Other                                       --               --            (101)
                                      --------         --------        --------

Other income, net                          252              317            (101)
                                      --------         --------        --------

Income before income taxes                 387            1,005           1,335

Income tax expense                          --               94              22
                                      --------         --------        --------

Net income                            $    387         $    911        $  1,313
                                      ========         ========        ========

Earnings per share:
Basic and diluted                     $   0.18         $   0.43        $   0.62
                                      ========         ========        ========

                          IMPERIAL PARKING CORPORATION
          Consolidated and Pro Forma Combined Statements of Operations
                                   (Unaudited)


Dollar amounts in thousands, except earnings per share


     SIX MONTHS ENDED JUNE 30

                                               IMPARK                           PRO FORMA
                                                                               (NOTE 1 (b))
                                                                        -------------------------
                                        1999             2000             1999             2000
                                      --------         --------         --------         --------
Revenues                              $    288         $ 17,988         $ 29,400         $ 32,492
Direct cost                                 --           13,166           22,368           24,036
                                      --------         --------         --------         --------
Gross margin                               288            4,822            7,032            8,456

Other operating expenses:
General and administrative                  (1)           2,897            4,040            5,564
Depreciation and amortization               22            1,210            2,761            2,261
                                      --------         --------         --------         --------
Total other operating expenses              21            4,107            6,801            7,825
                                      --------         --------         --------         --------

Operating income (loss)                    267              715              231              631

Other income (expenses):
Interest income                          1,966            1,352               --              317
Interest expense                        (1,458)            (786)              --               --
Other                                       --               --             (101)              --
                                      --------         --------         --------         --------

Other income (expense), net                508              566             (101)             317
                                      --------         --------         --------         --------

Income before income taxes                 775            1,281              130              948

Income tax expense                          --               94              118              155
                                      --------         --------         --------         --------

Net income                            $    775         $  1,187         $     12         $    793
                                      ========         ========         ========         ========

Earnings per share:
Basic and diluted                     $   0.36         $   0.56         $   0.01         $   0.37
                                      ========         ========         ========         ========

                          IMPERIAL PARKING CORPORATION
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Foreign
                                            Common stock        Additional     Retained      currency
                                       ----------------------     paid-in      earnings     translation                Comprehensive
Dollar amounts in thousands             Number       Amount       capital      (deficit)     adjustment     Total         income
------------------------------------------------------------------------------------------------------------------------------------
Balance, Impark (as FUR Parking
   Business), December 31, 1999               --    $      --    $  17,017     $ (14,984)    $    (662)    $   1,371

Contributions by First Union:
     To repay outstanding credit
      facility                                --           --       26,369            --            --        26,369
     Interest in limited
      liability company                       --           --        3,413            --            --         3,413
     Cash for working capital and
      to fund future costs of
      limited liability company               --           --        5,879            --            --         5,879
     In settlement of obligations
      to related parties                      --           --        8,284            --            --         8,284
     To acquire net assets of
      FUMI parking related business           --           --       18,604            --            --        18,604

Net earnings for the period                   --           --           --         1,187            --         1,187     $   1,187

Foreign currency translation
  adjustment in period                        --           --           --            --           428           428           428

Capitalization of Impark, par
   value of $0.01 per share            2,121,318           21      (14,708)       14,708            --            21

Shares issued to directors                 6,444           --          114            --            --           114
Purchase of fractional shares                 --           --          (24)           --            --           (24)
                                       -----------------------------------------------------------------------------
Total stockholder's equity at
  June 30, 2000                        2,127,762    $      21    $  64,948     $     911     $    (234)    $  65,646
                                       =============================================================================     ---------

Comprehensive income                                                                                                     $   1,615
                                                                                                                         =========

                          IMPERIAL PARKING CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


Dollar amounts in thousands                                                                  SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                          -----------------------
                                                                                            1999           2000
                                                                                          --------       --------
Cash flows from operating activities:

Net income                                                                                $    775       $  1,187
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization                                                                   24          1,210
Amortization of deferred costs                                                                  --            291
Interest income capitalized                                                                 (1,312)          (697)
Shares issued for non-cash consideration                                                        --            114
Changes in non-cash working capital items, excluding acquisitions:
        Accounts receivable                                                                     --           (129)
        Inventory                                                                               --             (1)
        Deposits and prepaid expenses                                                           --             (5)
        Trade accounts payable and accrued liabilities                                          --         (1,157)
        Rents payable                                                                           --           (586)
        Deferred revenue                                                                        --         (1,787)
        Interest receivable on notes receivable from related parties                          (327)             8
        Rents receivable from related parties                                                 (289)          (127)
        Accrued interest added to note payable to First Union                                1,459            786
        Income and withholding taxes payable                                                  (270)          (310)
                                                                                          --------       --------

        Net cash provided by (used in) operating activities                                     60         (1,203)
                                                                                          --------       --------

Cash flows from investing activities:
Purchase of fixed assets                                                                        --           (393)
Acquisition of minority interests in FUMI parking related business                              --           (453)
Repayment of outstanding credit facilities                                                      --        (26,369)
Cash position of business acquired                                                              --          8,123
Acquisition of parking business                                                                 --         (1,219)
Change in other assets                                                                          --          1,074
                                                                                          --------       --------

        Net cash provided by (used in) investing activities                                     --        (19,237)
                                                                                          --------       --------

Cash flows from financing activities:
Cash contributions, including $26,369 to repay assumed outstanding credit facilities            --         32,701

Purchase of fractional shares                                                                   --            (24)
                                                                                          --------       --------

        Net cash provided by (used in) financing activities                                     --         32,677
                                                                                          --------       --------

Effect of exchange rate changes on cash                                                         46           (182)
                                                                                          --------       --------

Increase in cash                                                                               106         12,055
Cash, beginning of period                                                                    1,128          1,984
                                                                                          --------       --------

Cash, end of period                                                                       $  1,234       $ 14,039
                                                                                          ========       ========

Supplementary information:
Interest paid                                                                                   --             --
Income taxes paid                                                                         $     --       $    354
Outstanding credit facilities assumed from FUMI parking related business                        --         26,369

                          IMPERIAL PARKING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

 (a) Organization and Basis of Presentation

     Imperial Parking Corporation ("Impark") is the corporation which resulted from the combination of the Canadian parking facilities of First Union Real Estate Equity and Mortgage Investments (the "FUR Parking Business") and the parking related businesses of FUMI (the "FUMI Parking Business"). We have set out below a brief description of the operations of each business being combined.

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

 (b) Pro forma

     The pro forma statements of operations have been compiled from financial information in the:

     (a) unaudited combined financial statements of Impark, including its predecessor the FUR Parking Business, for the six months ended June 30, 1999 and 2000;

     (b) unaudited combined financial statements of the FUMI Parking Business for the six months ended June 30, 1999 and 2000,

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

(c) Unaudited interim financial information:

     The accompanying unaudited consolidated financial statements of Impark have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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
                                                          --------

                                                          $ 18,604
                                                          ========

         Included in the working capital deficit is $8,123 of cash of the FUMI Parking Business

Impark has consolidated the results of operations of the acquired FUMI Parking Business from April 1, 2000. However, pro forma results have been disclosed in the accompanying financial statements for the three months ended June 30, 1999 and the six months ended June 30, 1999 and 2000 as if the acquisition were effective at the beginning of those periods.

The results of the FUMI Parking Business for the three and six months ended June 30, 1999 and the three months ended March 31, 2000, which have been included in the pro forma results, are summarized as follows:

                                                      JUNE 30, 1999          MARCH 31, 2000
                                                  ----------------------     --------------
                                                  3 MONTHS      6 MONTHS      3 MONTHS(2)
                                                  --------      --------     --------------
    Revenue                                       $ 15,837      $ 29,940       $ 14,901
    Direct costs                                    11,567        22,656         10,997
                                                  --------      --------       --------
    Gross margin                                     4,270         7,284          3,904
    General and administrative expenses              1,252         4,041          2,667
    Depreciation                                     1,447         2,739          1,051
                                                  --------      --------       --------
    Operating income (loss)                          1,571           504            186
    Other expense                                    1,568         3,050          1,507
                                                  --------      --------       --------
    Income (loss) from continuing operations      $      3      $ (2,546)      $ (1,321)
                                                  ========      ========       ========

In preparing the pro forma statements of operations the results of the FUR Parking Business and the FUMI Business were combined and the following transactions eliminated:


                                                               JUNE 30, 1999           MARCH 31, 2000
                                                           -----------------------     --------------
                                                           3 MONTHS       6 MONTHS      3 MONTHS(2)
                                                           --------       --------     --------------
    Revenue
         Inter-entity lease fees                           $    144       $    288       $    127
         Asset management fee                                   270            540            270

    Direct cost
         Inter-entity lease fees                                144            288            127

    Interest expense (income)
         Inter-entity interest income                        (1,005)        (1,966)        (1,035)
         Inter-entity interest expense                        1,005          1,966          1,035
         Interest expense on note payable capitalized           753          1,458            786
         Interest expense on long-term debt                     440            865            411


----------------

(2) figures are for the period from January 1, 2000 to March 31, 2000. Results from April 1, 2000 onwards have been consolidated within Impark.

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

The following tables set forth the computation of basic and diluted earnings per share:

                                                                          THREE MONTHS ENDED JUNE 30
                                                                  -------------------------------------------
                                                                   1999                                2000
                                                                  -------                             -------
                                                      INCOME      COMMON                  INCOME      COMMON
                                                     AVAILABLE    SHARES    PER SHARE    AVAILABLE    SHARES    PER SHARE
                                                     ($000's)     (000's)     AMOUNT     ($000's)     (000's)     AMOUNT
                                                     ---------    -------   ----------   ---------    -------   -----------
Basic earnings per share
     Net income                                       $  387       2,128      $ 0.18      $  911       2,128      $ 0.43
     Effect of dilutive stock and options:
          Stock option plan                               --          --          --          --           8          --
                                                      ------      ------      ------      ------      ------      ------
Diluted earnings per share                            $  387       2,128      $ 0.18      $  911       2,136      $ 0.43
                                                      ------      ------      ------      ------      ------      ------

Basic pro forma earnings per share
     Pro forma income from continuing operations      $1,313       2,128      $ 0.62         n/a         n/a         n/a
     Effect of dilutive stock and options:
          Stock option plan                               --          --          --
                                                      ------      ------      ------      ------      ------      ------
Diluted pro forma earnings per share                  $1,313       2,128      $ 0.62
                                                      ------      ------      ------      ------      ------      ------

                                                                          SIX MONTHS ENDED JUNE 30
                                                                  -------------------------------------------
                                                                   1999                                2000
                                                                  -------                             -------
                                                       INCOME     COMMON                  INCOME      COMMON
                                                     AVAILABLE    SHARES     PER SHARE   AVAILABLE    SHARES     PER SHARE
                                                      ($000's)    (000's)     AMOUNT     ($000's)     (000's)      AMOUNT
                                                     ---------    -------   ----------   ---------    -------   -----------

Basic earnings per share
     Net income                                       $  775       2,128      $ 0.36      $1,187       2,128      $ 0.56
     Effect of dilutive stock and options:
          Stock option plan                               --          --          --          --           5          --
                                                      ------      ------      ------      ------      ------      ------
Diluted earnings per share                            $  775       2,128      $ 0.36      $1,187       2,133      $ 0.56
                                                      ------      ------      ------      ------      ------      ------

Basic pro forma earnings per share
     Pro forma income from continuing operations          12       2,128      $ 0.01      $  793       2,128      $ 0.37
     Effect of dilutive stock and options:
          Stock option plan                               --          --          --          --           5          --
                                                      ------      ------      ------      ------      ------      ------
Diluted pro forma earnings per share                  $   12       2,128      $ 0.01      $  793       2,133      $ 0.37
                                                      ------      ------      ------      ------      ------      ------

4.       STOCK OPTIONS

         In March 2000, the board of directors approved the 2000 Stock Incentive Plan (the "Plan") prior to filing its Registration Statement on Form 10 to distribute common stock. A total of 315,000 shares were reserved for issuance under the Plan.

To date, the board of directors have approved the grant to certain directors, officers and senior employees of incentive stock options pursuant to the Plan which, if all exercised, would result in the issuance of 243,902 shares in the common stock of the Company. The grant of these options is subject to approval at the Annual General Meeting of stockholders scheduled for Spring 2001 and will only be recognized as granted for accounting purposes when such approval is received.


5..    BUSINESS SEGMENTS

         Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the pro forma revenue, operating result and assets for these geographic regions.


                                                                  THREE MONTHS ENDED JUNE 30
                                  -------------------------------------------------------------------------------------------
                                                     1999                                           2000(3)
                                  -------------------------------------------     -------------------------------------------
                                  CANADA        U.S.       ASIA        TOTAL      CANADA        U.S.       ASIA        TOTAL
                                  -------     -------     -------     -------     -------     -------     -------     -------
Revenue                           $12,797     $   899     $ 1,081     $15,567     $12,604     $ 5,257          --     $17,861
Depreciation and amortization       1,407          34          16       1,457       1,049         151          --       1,200
Operating income                    1,420          13           3       1,436         440         248          --         688
Income taxes                           19           3          --          22          88           6          --          94
Total assets                       46,016          --          --      46,016      70,200      16,361          --      86,561

                                                                     SIX MONTHS ENDED JUNE 30
                                  --------------------------------------------------------------------------------------------
                                                      1999                                            2000
                                  --------------------------------------------     -------------------------------------------
                                  CANADA       U.S.         ASIA        TOTAL      CANADA        U.S.       ASIA        TOTAL
                                  -------     -------      -------     -------     -------     -------     -------     -------
Revenue                           $24,805     $ 3,298      $ 1,297     $29,400     $24,961     $ 7,531          --     $32,492
Depreciation and amortization       2,674          68           19       2,761       2,081         180          --       2,261
Operating income (loss)               303         (87)          15         231         477         154          --         631
Income taxes                          105          13           --         118         140          15          --         155
Total assets                       46,016          --           --      46,016      70,200      16,361          --      86,561


6.   Subsequent Event

In June 2000, the Board of Directors approved a voluntary Odd-Lot Tender program, whereby the Shareholders', on closing June 13, 2000, owning less than 100 shares, could sell their shares of common stock at $16.00 without incurring brokerage commissions.

The program closed on July 27, 2000 with 795 Shareholders' tendering 38,321 shares at a cost of $613,136.


----------------

(3) operating results for the three months ended June 30, 2000 are actual results.

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

Pro forma revenues from leased facilities amounted to $15.2 million and $13.1 million for the three months ended June 30, 2000 and 1999, respectively, and $27.4 million and $24.4 million for the six months ended June 30, 2000 and 1999, respectively. Pro forma revenues from leased facilities as a percentage of total revenue were 85.4% and 84.5% for the second quarter of fiscal 2000 and 1999, respectively, and 84.3% and 83.0% for the six months ended June 30, 2000 and 1999, respectively. Leases generally provide for a contractually established payment to the facility owner, which is a fixed annual amount, a percentage of gross revenues, or a combination thereof. As a result, Impark's revenues and profits from its lease arrangements are dependent upon the performance of the facility. Leased facilities require a longer commitment and a larger capital investment by Impark than managed facilities but generally provide a more stable source of revenue and a greater opportunity for long-term revenue growth. Under its leases, the Company is typically responsible for all facets of the parking operations, except for structural, mechanical, and electrical maintenance and repairs, and property taxes. Lease arrangements are typically for terms of three to ten years, with renewal options.

Pro forma revenues from owned properties amounted to $0.4 million for each of the three months ended June 30, 2000 and 1999, and $0.8 million for each of the six months ended June 30, 2000 and 1999. Revenues from owned facilities accounted for 2.2% and 2.6% of total revenues for the three months ended June 30, 2000 and 1999, respectively, and 2.5% and 2.7% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. As the owner, all changes in owned facility revenue and expense flow directly to the Company. Additionally, the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. Impark assumes complete responsibility for all aspects of the property, including all structural, mechanical, and electrical maintenance and repairs and property taxes.

Pro forma management contract revenues amounted to $2.2 million and $2.0 million for the three months ended June 30, 2000 and 1999, respectively and $4.3 million and $4.2 million for the six months ended June 30, 2000 and 1999, respectively. Revenues from managed facilities accounted for 12.4% and 12.9% of total revenue for the three months ended June 30, 2000 and 1999, respectively and 13.2% and 14.3% for the six months ended June 30, 2000 and 1999, respectively. Management contract revenues consist of management fees (both fixed and percentage of revenues). The Company's responsibilities under a management contract can include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. Generally, Impark is not responsible under its management contracts for structural, mechanical, and electrical maintenance and repairs, or for providing security or guard services or for paying property taxes. The typical management contract is for a term of one to three years and generally is renewable for successive one-year terms, but is cancelable by the property owner on short notice.

As of June 30, 2000, Impark leased 503 parking facilities, owned 15 parking facilities and operated 903 parking facilities through management contracts.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues from leased and owned facilities for the second quarter of fiscal 2000 increased to $15.6 million from $13.5 million in the second quarter of fiscal 1999, an increase of $2.3 million, or 17.0%. The increase is primarily a result of starting full operations in San Francisco in April 2000, including parking around the Pacific Bell baseball stadium, which contributed $2.4 million of lease revenues for the second quarter of 2000. The Company also converted a significant parkade in the urban mid-west U.S. in December 1999 from a management contract to a lease which generated $0.4 million of lease revenue. In April 2000 ten lease facilities were acquired as part of the acquisition of the business of E-Z Park Company, Ltd., LLC ("E-Z Park"), a private operator in Cincinnati, Ohio, which contributed $0.3 million for the three months ended June 30, 2000. Offsetting these increases were the sale in 1999 of the Robbins Parking and Asian divisions which contributed $1.1 million of lease revenues and $0.3 million charged against revenue to increase an amount previously accrued in anticipation of the settlement of Impark's dispute over taxes on parking violation revenue. The remaining $0.6 million of the increase was attributed to parking rate increases and organic growth.

Management contract revenues for the second quarter of fiscal 2000 increased to $2.2 million from $2.0 million in the same period of fiscal 1999, an increase of $0.2 million or 10.0%. The increase is attributed to increased management fees on existing locations of $0.3 million offset by the sale in 1999 of the Robbins Parking and Asian operations which generated $0.1 million of management contract revenue in the second quarter of fiscal 1999.

Pro forma direct costs in the second quarter of 2000 increased to $13.2 million from $11.4 million in the second quarter of 2000, an increase of $1.8 million or 15.8%. This increase was attributable to the increase in rent expense associated with the start of parking operations at Pacific Bell Stadium, the acquisition of E-Z Park and the conversion to a lease of the urban mid-west U.S. parkade. Rent expense increased $1.7 million or 23.3% from $7.3 million for the second quarter of 1999 to $9.0 million for the second quarter of 2000. Rent as a percentage of revenues, excluding revenue from Robbins and Asia, decreased from 52.9% for the second quarter of 1999 to 50.7% for the second quarter of 2000. Offsetting this increase in direct costs was the sale in 1999 of the Robbins and Asian divisions which incurred $1.1 million of direct costs in the second quarter of 1999. An increase of $1.5 million in other operating expenses associated with the increase in lease revenue accounted for the remaining change in direct costs for the second quarter. Direct costs as a percentage of revenues increased to 73.7% in the second quarter of fiscal 2000 from 73.4% in the second quarter of fiscal 1999.

Pro forma general and administrative expenses increased from $1.3 million for the second quarter of fiscal 1999 to $2.8 million for the second quarter of fiscal 2000. The increase was due to an employee severance provision accrued in 1998, but which was determined to be over-accrued by $1.8 million and reversed in the second quarter of 1999. General and administrative expenses, excluding severance related expenses, as a percentage of pro forma total revenues decreased to 15.7% for the second fiscal quarter 2000 compared to 19.6% for the second quarter of fiscal 1999. This decrease is due to management efforts to reduce general and administrative expenses and the effect of spreading general and administrative expenses over a greater revenue base.

Depreciation and amortization for the second quarter of fiscal 2000 decreased to $1.2 million from $1.5 million in fiscal second quarter 1999, a decrease of $0.3 million or 20.0%, as a result of the full amortization of certain management and lease agreements which are amortized over the term of the agreements.

Interest income of $0.3 million was earned on cash balances and other investments during the first six months of fiscal 2000. No such income was reflected in the pro forma results for 1999 (see note 1(b) to the financial statements).

Income tax expense includes provision only for large corporations capital tax in Canada. Provision has not been made for income taxes on operating profits due to the availability of tax losses from prior years.

Pro forma net earnings from continuing operations for the second quarter of 2000 was $0.9 million - a decrease of $0.4 million from second quarter earnings in 1999 of $1.3 million. This decrease is primarily due to the reversal of over-accrued severance of $1.8 million offset by increased gross margin of $0.5 million, lower other operating expenses of $0.5 million and increased other income of $0.4 million.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Pro forma revenues from leased and owned facilities for the first six months of fiscal 2000 increased to $28.2 million from $25.2 million in the first six months of fiscal 1999, an increase of $3.0 million, or 11.9%. The increase is primarily a result of commencing operations in San Francisco in February 2000, and specifically the opening of the Pacific Bell baseball stadium in April 2000, which contributed $2.5 million in lease revenue. The acquisition in April 2000 of ten leased facilities on the purchase of E-Z Park, also generated $0.3 million of additional lease revenue in the first six months of 2000. A further $0.8 million of additional lease revenue was generated in the first six months of 2000 from converting a significant urban mid-west U.S. parkade in December 1999 from a management contract to a lease. These increases were offset by the sale in 1999 of the Robbins Parking and Asian divisions which contributed $1.6 million of lease revenue in the first six months of 1999 and $0.3 million charged against revenue to increase an amount previously accrued in anticipation of settling Impark's dispute over taxes on parking violation revenue.

Management contract revenues for the first six months of fiscal 2000 increased to $4.3 million from $4.2 million in the same period of fiscal 1999, an increase of $0.1 million or 2.4%. The increase is attributed to increased management fees on existing locations of $0.4 million offset by the sale in 1999 of the Robbins Parking and Asian operations which generated $0.3 million of management contract revenue in the first six months of 1999.

Pro forma direct costs in the first six months of 2000 increased to $24.0 million from $22.4 million in the first six months of 2000, an increase of $1.6 million or 7.1%. This increase was attributable to higher rent expense from the start of operations in San Francisco, the acquisition of E-Z Park and the conversion of the urban mid-west U.S. parkade to a lease arrangement. Rent expense increased from $14.3 million for the six months ended June 30, 1999 to $16.6 million for the six months ended June 30, 2000, an increase of $2.3 million or 16.1%. Rent as a percentage of revenues, excluding Robbins and Asia, decreased from 52.6% to 51.2% for the six months ended June 30, 1999 and 2000, respectively. Offsetting this increase in direct costs was the effect of the sale in 1999 of the Robbins and Asian operations which incurred $1.7 million of direct costs in the six months ended June 30, 1999. An increase of $1.3 million in other operating expenses related to the increase in lease revenue accounted for the remaining change in direct costs for the first six months of 2000 over the same period in 1999. Direct costs as a percentage of revenues decreased to 74.0% in the first six months of fiscal 2000 from 76.1% in the first six months of fiscal 1999. This decrease is due to the milder winter weather in early 2000 compared to 1999. Adverse weather has the effect of reducing parking revenues and increasing direct costs through higher maintenance expenses.

Pro forma general and administrative expenses increased $1.6 million to $5.6 million for the first six months of fiscal 2000 from $4.0 million for fiscal first six months 1999. The increase was due to an employee severance provision accrued in 1998, but which was determined to be over-accrued by $1.8 million and reversed in the first six months of 1999. General and administrative expenses, excluding severance, as a percentage of pro forma total revenues decreased to 17.1% for the first fiscal six months 2000 compared to 19.7% for the first six months of fiscal 1999.

Depreciation and amortization for the first six months of fiscal 2000 decreased to $2.3 million from $2.8 million in fiscal first six months 1999, a decrease of $0.5 million or 17.4%, as a result of the full amortization of certain management and lease agreements which are amortized over the term of the agreements.

Interest income of $0.3 million was earned on cash balances and other investments during the first six months of fiscal 2000. No such income was reflected in the pro forma results for 1999 (see note 1(b) to the financial statements).

Income tax expense includes provision only for large corporations capital tax in Canada. Provision has not been made for income taxes on operating profits due to the availability of tax losses from prior years.

Pro forma net earnings from continuing operations for the first six months of 2000 was $0.8 million - an increase of $0.8 million from the breakeven result for the first six months of 1999. This increase is primarily due to increased gross margin of $1.4 million, lower other operating expenses of $0.8 million, and higher other income of $0.4 million offset by the reversal in 1999 of over-accrued severance of $1.8 million.

         LIQUIDITY AND CAPITAL RESOURCES

         As at June 30, 2000 Impark had cash of $14.0 million. Of this amount $2.2 million is attributed to deferred revenues for season pass parking at the San Francisco Giants baseball stadium (Pacific Bell Park). A further $1.0 million will be used to complete funding of the development costs of the stadium parking based on a total estimated cost of $7.8 million. Also included in the cash balance at June 30, 2000 is $2.0 million to fund the liability from a legal dispute over the taxable nature of parking violation notice revenue in Canada. This dispute was unsuccessfully appealed in June 2000 and the Company expects to settle its liability by the end of fiscal 2000. The full remaining amount owing on settlement is included in accrued liabilities as June 30, 2000.

         At June 30, 2000 Impark had no long-term bank debt outstanding. Impark has an $8.0 million line of credit with First Union to fund working capital requirements, acquisitions and other capital investment opportunities. This credit facility is due September 30, 2000, with two options to extend for three additional months each. The line of credit bears interest at a floating annual rate equal to the London Interbank Offer Rate plus 4.5% per annum.

         We intend to obtain a new facility with a commercial bank as soon as practicable. This facility is intended to replace the First Union credit facility and will be used to support working capital, establish letters of credit and fund capital investment opportunities. Impark may need letters of credit for bids on larger lease or management contracts.

         In the next 12 months, we anticipate the working capital necessary to satisfy current obligations will be generated from operations, available cash, the First Union credit facility and Impark's new bank facility.

         Depending on the timing and magnitude of future investment opportunities, which could be in the form of leased or purchased properties, joint ventures and acquisitions, we anticipate the cash required to come from operations, the First Union credit facility (or its commercial bank replacement), a rights offering or an equity offering.

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

Foreign Currency Exposure

         Impark operates wholly-owned subsidiaries in Canada. Total pro forma revenues from Canadian operations amounted to $12.6 million and $12.8 million for the three months ended June 30, 2000 and 1999, respectively and $25.0 million and $24.8 million for the six months ended June 30, 2000 and 1999, respectively. Impark intends to continue to invest in Canadian leased or owned facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is limited as the Canadian dollar revenues have to date been significantly offset by Canadian dollar operating costs. In limited circumstances we have denominated Canadian contracts in U.S. dollars to limit currency exposure. Presently, Impark has no formal hedging programs. We anticipate implementing a hedging program if such risk materially increases.

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

         The Eau Claire Market litigation was filed in the Queen's Bench of Alberta on August 20, 1998. It involves a claim against a property in which we are the lessee. The plaintiff asserts that it is entitled to priority over our lease and to possession of the property. We believe that this claim is without merit. If, however, we do not prevail in the litigation, we may be forced to renegotiate the lease with the landlord, in which case the rent could be substantially increased and may materially impact our results.

         Imperial Parking Canada Corporation, a subsidiary of Impark, is a defendant in a lawsuit brought by Newcourt Financial Ltd. as the assignee of Oracle Corporation Canada Inc. The suit was filed in Ontario Superior Court on June 11, 1999. It alleges that Imperial Parking Canada Corporation and FUMI owe approximately $825,000 under a software licence and services agreement. We believe that these claims are without merit, however the legal action is in its earliest stages. First Union has indemnified Imperial Parking Canada Corporation with respect to this claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  List of Exhibits

         Each exhibit listed below in the Index to Exhibits is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk ("*"); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

         Index to Exhibits

         Exhibit No.     Description
         -----------     -----------
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

         27              Financial Data Schedule (EDGAR Filing Only)

           (b)    Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IMPERIAL PARKING CORPORATION

Date: August 10, 2000                       By: /s/ J. Bruce Newsome
      ---------------                       --------------------------------
                                                    J. Bruce Newsome
                                                    Chief Financial Officer