Form 10-Q
period 2000-09-30
IMPERIAL PARKING CORP
filed 2000-11-13
CIK 1103389

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For Quarterly Period Ended September 30, 2000

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Transition Period From ____ to ____


                         Commission File Number 1-15629

                          IMPERIAL PARKING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                          31-1537375
     -------------------------------                         -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)


   601 West Cordova Street, Suite 300                              V6B 1G1
         Vancouver, BC Canada                                    ----------
----------------------------------------                         (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:            (604) 681-7311
                                                               --------------


-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [x]                 No [ ]


The number of shares outstanding of each of the registrant's classes of common stock, as of November 2, 2000 was 2,089,464.

================================================================================

                                      INDEX
                          IMPERIAL PARKING CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) 1

         Overview of Financial Statements..................................    3

         Consolidated balance sheets
         --September 30, 2000 and December 31, 1999........................    4

         Consolidated and pro forma combined statements of operations
         -- three and nine months ended September 30, 2000 and 1999........    5

         Consolidated statements of stockholders' equity
         --nine months ended September 30, 2000............................    7

         Consolidated statements of cash flows
         -- nine months ended September 30, 2000 and 1999..................    8

         Notes to consolidated financial statements........................    9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   15

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.........   20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   20

Item 4.  Submission of Matters to a Vote of Security Holders...............   20

Item 6.  Exhibits and Reports on Form 8-K..................................   20

Signatures


------------
1 for an explanation of the basis of presentation in the financial statements refer to the Notes to the consolidated financial statements.

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

The unaudited consolidated balance sheet of Impark at September 30, 2000 reflects the combination of the businesses described above. This business combination has been accounted for by the purchase method with the FUR Parking Business identified as the acquirer. The business combination has been recognized with effect from the close of business on March 31, 2000. Additional information is provided in note 2 to the unaudited consolidated financial statements.

The unaudited consolidated statements of operations present the results of operations for the three and nine months ended September 30, 2000 and 1999 for Impark, including in its predecessor form as the FUR Parking Business. The unaudited pro forma combined statements of operations present the results for Impark combined with the FUMI parking related business, as further described in note 1 (b). The operations of the acquired business, the FUMI Parking Business, have been presented separately in the acquisition note, Note 2 to these financial statements.

                          IMPERIAL PARKING CORPORATION
                           Consolidated Balance Sheets

Dollar amounts in thousands

                                                           DECEMBER 31    SEPTEMBER 30
                                                              1999           2000
                                                           -----------   -------------
                                                                          (UNAUDITED)
                                       ASSETS
Current assets:
Cash                                                         $ 1,984        $13,033
Accounts receivable                                               30          3,282
Receivables from related parties                               1,717             --
Inventory                                                         --            867
Deposits and prepaid expenses                                     --            875
Current portion of deferred costs                                 --          1,032
                                                             -------        -------
                        Total current assets                   3,731         19,089

Deferred costs                                                    --          4,934
Notes receivable from related parties                         17,330             --
Fixed assets                                                   8,721         14,074
Management and lease agreements                                   --            556
Other assets                                                     331          2,912
Goodwill                                                          --         42,697
                                                             -------        -------
                                                             $30,113        $84,262
                                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable and other accrued liabilities         $   254        $ 8,175
Rents payable                                                     --          8,241
Deferred revenue                                                  --          1,878
Payable to First Union Management, Inc. a related party          403             --
                                                             -------        -------
                        Total current liabilities                657         18,294

Note payable to First Union Real Estate Equity and
     Mortgage Investments, parent company                     28,061             --
Other liabilities                                                 24            913
                                                             -------        -------
                        Total liabilities                     28,742         19,207

Stockholders' equity:
Common stock, $.01 par value; 10,000,000 shares
     authorized 2,089,464 shares issued and outstanding           --             21
Additional paid-in capital                                    17,017         64,051
Retained earnings (deficit)                                  (14,984)         1,485
Accumulated other comprehensive income (loss)
     Foreign currency translation adjustment                    (662)          (502)
                                                             -------        -------
                        Total stockholders' equity             1,371         65,055
                                                             -------        -------
                                                             $30,113        $84,262
                                                             =======        =======

                          IMPERIAL PARKING CORPORATION
          Consolidated and Pro Forma Combined Statements of Operations
                                   (Unaudited)
Dollar amounts in thousands, except earnings per share


    THREE MONTHS ENDED SEPTEMBER 30
                                      IMPARK     PRO FORMA
                                                (NOTE 1 (b))

                                  1999      2000       1999
                                 ------    -------   -------
Revenues                            144    $18,529   $14,434

Direct costs                         --     13,796    10,451
                                  -----    -------   -------
Gross margin                        144      4,733     3,983

Other operating expenses:
General and administrative            2      3,026     2,815
Depreciation and amortization        11      1,204       812
                                  -----    -------   -------
Total other operating expenses       13      4,230     3,627
                                  -----    -------   -------

Operating income (loss)             131        503       356

Other income (expenses):
Interest income                   1,026        222        --
Interest expense                   (778)        --        --
Other                                --         --       (12)
                                  -----    -------   -------

Other income, net                   248        222       (12)
                                  -----    -------   -------

Income before income taxes          379        725       344

Income tax expense                  (11)       151        56
                                  -----    -------   -------

Net income                        $ 390    $   574   $   288
                                  =====    =======   =======
Earnings per share:
Basic and diluted                 $0.18    $  0.27   $  0.13
                                  =====    =======   =======

                          IMPERIAL PARKING CORPORATION
          Consolidated and Pro Forma Combined Statements of Operations
                                   (Unaudited)

Dollar amounts in thousands, except earnings per share


    NINE MONTHS ENDED SEPTEMBER 30

                                              IMPARK              PRO FORMA
                                                                (NOTE 1 (b))

                                           1999     2000       1999        2000
                                          ------   -------    -------    -------

Revenues                                  $  432   $36,517    $43,834    $51,021
Direct costs                                  --    26,962     32,819     37,832
                                          ------   -------    -------    -------
Gross margin                                 432     9,555     11,015     13,189

Other operating expenses:
General and administrative                     1     5,923      6,855      8,590
Depreciation and amortization                 33     2,414      3,942      3,465
                                          ------   -------    -------    -------
Total other operating expenses                34     8,337     10,797     12,055
                                          ------   -------    -------    -------

Operating income (loss)                      398     1,218        218      1,134

Other income (expenses):
Interest income                            2,992     1,574         --        539
Interest expense                          (2,236)     (786)        --         --
Other                                         --        --       (115)        --
                                          ------   -------    -------    -------
Other income (expense), net                  756       788       (115)       539
                                          ------   -------    -------    -------

Income before income taxes                 1,154      2,006        103     1,673

Income tax expense                           (11)       245        174       306
                                          ------    -------   --------   -------

Net income                                $1,165    $ 1,761   $    (71)  $ 1,367
                                          ======    =======   ========   =======

Earnings per share:
Basic and diluted                         $ 0.55    $   0.83  $  (0.03)  $  0.65
                                          ======    ========  ========   =======


                          IMPERIAL PARKING CORPORATION
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                                    Foreign
                                                      Common stock      Additional   Retained      currency
                                                 --------------------      paid-in   earnings   translation            Comprehensive
Dollar amounts in thousands                        Number      Amount      capital  (deficit)    adjustment     Total         income
                                                 ----------   -------  -----------  ---------   -----------    ------  -------------

Balance, Impark (as FUR Parking
   Business), December 31, 1999                         --      $--     $17,017     $(14,984)   $(662)        $ 1,371

Contributions by First Union:
  To repay outstanding credit facility                  --       --      26,369           --       --          26,369
  Interest in limited liability company                 --       --       3,413           --       --           3,413
  Cash for working capital and to fund
    future costs of limited
    liability company                                   --       --       5,879           --       --           5,879
  In settlement of obligations to
    related parties                                     --       --       8,020           --       --           8,020
  To acquire net assets of FUMI parking
    related business                                    --       --      18,604           --       --          18,604

Net earnings for the period                             --       --          --        1,761       --           1,761    $1,761

Foreign currency translation adjustment
  in period                                             --       --          --           --      160            160        160

Capitalization of Impark, par value
  of $0.01 per share                             2,121,318       21     (14,708)      14,708       --             21

Shares issued to directors                           6,444       --         114          --        --            114
Purchase of fractional shares                           --       --         (24)         --        --            (24)
Shares repurchased                                 (38,298)      --        (633)         --        --           (633)
                                                 ---------      ---     -------     --------    -----        -------
Total stockholder's equity at
  September 30, 2000                             2,089,464      $21     $64,051     $  1,485    $(502)       $65,055
                                                 =========      ===     =======     ========    =====        =======     ------
Comprehensive income                                                                                                     $1,921
                                                                                                                         ------

                          IMPERIAL PARKING CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


Dollar amounts in thousands                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                                                 ------------------------------
                                                                                 1999                    2000
                                                                                 -------               --------
Cash flows from operating activities:
Net income                                                                       $ 1,165               $  1,761
Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization                                                     33                  2,414
    Amortization of deferred costs                                                    --                    478
    Interest income capitalized                                                   (1,977)                  (697)
    Shares issued for non-cash consideration                                          --                    114
    Changes in non-cash working capital items, excluding
    acquisitions:
            Accounts receivable                                                       --                   (444)
            Inventory                                                                 --                     14
            Deposits and prepaid expenses                                             --                   (215)
            Trade accounts payable and accrued liabilities                            --                 (1,772)
            Rents payable                                                             --                    992
            Deferred revenue                                                          --                 (4,044)
            Interest receivable on notes receivable from related parties            (482)                     8
            Rents receivable from related parties                                   (433)                  (127)
            Accrued interest added to note payable to First Union                  2,236                    786
            Income and withholding taxes payable                                    (267)                  (310)
                                                                                --------               --------
             Net cash provided by (used in) operating activities                     275                 (1,042)
                                                                                --------               --------

Cash flows from investing activities:
Purchase of fixed assets                                                              --                   (711)
Acquisition of minority interests in FUMI parking related business                    --                   (453)
Repayment of outstanding credit facilities                                            --                (26,369)
Cash position of business acquired                                                    --                  8,123
Acquisition of parking business                                                       --                 (1,219)
Change in other assets                                                                --                  1,492
Change in deferred costs                                                              --                   (409)
                                                                                --------               --------
            Net cash used in investing activities                                     --                (19,546)
                                                                                --------               --------

Cash flows from financing activities:
Cash contributions, including $26,369 to repay assumed                                --                 32,701
     outstanding credit facilities

Purchase of common shares                                                             --                   (657)
Change in other liabilities                                                           --                    (93)
                                                                                --------               --------
            Net cash provided by financing activities                                 --                 31,951
                                                                                --------               --------

Effect of exchange rate changes on cash                                               45                   (314)
                                                                                --------               --------

Increase in cash                                                                     320                 11,049
Cash, beginning of period                                                          1,128                  1,984
                                                                                --------               --------

Cash, end of period                                                             $  1,448               $ 13,033
                                                                                ========               ========

Supplementary information:
Interest paid                                                                         --                     --
Income taxes paid                                                               $     --               $    400
Outstanding credit facilities assumed from FUMI parking related business              --                 26,369

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

(b)  Pro forma

     The pro forma statements of operations have been compiled from financial information in the:

     (a) unaudited combined financial statements of Impark, including its predecessor the FUR Parking Business, for the nine months ended September 30, 1999 and 2000;

     (b) unaudited combined financial statements of the FUMI Parking Business for the nine months ended September 30, 1999 and 2000,

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

(c)  Unaudited interim financial information:

     The accompanying unaudited consolidated financial statements of Impark have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results presented have been included. All significant inter-company transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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
                                                            --------
                                                            $ 18,604
                                                            ========


         Included in the working capital deficit is $8,123 of cash of the FUMI Parking Business

Impark has consolidated the results of operations of the acquired FUMI Parking Business from April 1, 2000. However, pro forma results have been disclosed in the accompanying financial statements for the three months ended September 30, 1999 and the nine months ended September 30, 1999 and 2000 as if the acquisition were effective at the beginning of those periods.

The results of the FUMI Parking Business for the three and nine months ended September 30, 1999 and the three months ended March 31, 2000, which have been included in the pro forma results, are summarized as follows:


                                               SEPTEMBER 30, 1999       MARCH 31, 2000
                                              ---------------------     --------------
                                              3 MONTHS     9 MONTHS      3 MONTHS (2)
                                              --------     --------     --------------

Revenue                                        $14,704      $44,644       $14,901
Direct costs                                    10,595       33,251        10,997
                                               -------      -------       -------
Gross margin                                     4,109       11,393         3,904
General and administrative expenses              2,813        6,854         2,667
Depreciation                                       801        3,909         1,051
                                               -------      -------       -------
Operating income (loss)                            495          630           186
Other expense                                    1,659        4,711         1,507
                                               -------      -------       -------
Income (loss) from continuing operations       $(1,164)     $(4,081)      $(1,321)
                                               =======      =======       =======

In preparing the pro forma statements of operations the results of the FUR Parking Business and the FUMI Business were combined and the following transactions eliminated:


                                                        SEPTEMBER 30, 1999       MARCH 31, 2000
                                                      ----------------------     --------------
                                                      3 MONTHS      9 MONTHS      3 MONTHS (2)
                                                      --------      --------      ------------

Revenue
     Inter-entity lease fees                          $  144       $   432          $   127
     Asset management fee                                270           810              270

Direct cost
     Inter-entity lease fees                             144           432              127

Interest expense (income)
     Inter-entity interest income                     (1,026)       (2,992)          (1,035)
     Inter-entity interest expense                     1,026         2,992            1,035
     Interest expense on note payable capitalized        778         2,236              786
     Interest expense on long-term debt                  554         1,419              411


3.   STOCKHOLDERS' EQUITY

     In June 2000, the Board of Directors approved a voluntary Odd-Lot Tender program, whereby shareholders, on closing at June 13, 2000, owning less than 100 shares, could sell their shares of common stock at $16.00 without incurring brokerage commissions.

The program closed on July 27, 2000 with 795 shareholders tendering 38,298 shares at a cost of $632,901, including expenses.

---------------
(2) figures are for the period from January 1, 2000 to March 31, 2000. Results from April 1, 2000 onwards have been consolidated within Impark.

4.   EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per share:


                                                                               THREE MONTHS ENDED SEPTEMBER 30
                                                        -------------------------------------------------------------------------
                                                                       1999                                   2000
                                                        -----------------------------------    ----------------------------------
                                                         INCOME       COMMON      PER SHARE      INCOME      COMMON     PER SHARE
                                                        AVAILABLE     SHARES        AMOUNT     AVAILABLE     SHARES       AMOUNT
                                                        ($000'S)      (000'S)                   ($000'S)     (000'S)
                                                        ---------     -------     ---------    ---------     -------    ---------
Basic and diluted earnings per share
     Net income                                            $390        2,128        $0.18         $574        2,102       $0.27


Basic and diluted pro forma earnings per share
     Pro forma income from continuing operations           $286        2,128        $0.13          n/a         n/a         n/a



                                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                        -------------------------------------------------------------------------
                                                                       1999                                   2000
                                                        -----------------------------------    ----------------------------------
                                                         INCOME       COMMON      PER SHARE      INCOME      COMMON     PER SHARE
                                                        AVAILABLE     SHARES        AMOUNT     AVAILABLE     SHARES       AMOUNT
                                                        ($000'S)      (000'S)                   ($000'S)     (000'S)
                                                        ---------     -------     ---------    ---------     -------    ---------
Basic  and diluted earnings per share
     Net income                                            $1,165      2,128        $ 0.55        $1,761      2,119       $0.83

Basic and diluted pro forma earnings per share
     Pro forma income from continuing operations           $  (71)     2,128        $(0.03)       $1,367      2,119       $0.65


5.   STOCK OPTIONS

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


6.   BUSINESS SEGMENTS

     Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the pro forma revenue, operating result and assets for these geographic regions.


                                                THREE MONTHS ENDED SEPTEMBER 30
                        ----------------------------------------------------------------------------------
                                         1999                                       2000(3)
                        ------------------------------------       ---------------------------------------
                        CANADA      U.S.     ASIA      TOTAL       CANADA       U.S.      ASIA      TOTAL
                        ------      ----     ----      -----       ------       ----      ----      ------
Revenue                $12,382     $1,607    $445     $14,434      $12,814    $ 5,715       -      $18,529
Depreciation and
   amortization            771         34       7         812        1,084        120       -        1,204
Operating income           264         90       2         356          236        267       -          503
Income taxes                51          5       -          56           85         66       -          151
Total assets            47,061          -       -      47,061       69,169     15,093       -       84,262


                                                NINE MONTHS ENDED SEPTEMBER 30
                        ----------------------------------------------------------------------------------
                                         1999                                        2000
                        ------------------------------------       ---------------------------------------
                        CANADA      U.S.     ASIA      TOTAL       CANADA       U.S.      ASIA      TOTAL
                        ------      ----     ----      -----       ------       ----      ----      ------

Revenue                $37,187     $4,905    $1,742   $43,834      $37,775    $13,246       -      $51,021
Depreciation and
   amortization          3,814        102        26     3,942        3,165        300       -        3,465
Operating income           198          3        17       218          713        421       -        1,134
Income taxes               156         18         -       174          225         81       -          306
Total assets            47,061          -         -    47,061       69,169     15,093       -       84,262


7.   SUBSEQUENT EVENT

     In October 2000, the board of directors authorized $1,000,000 for the repurchase of the Company's outstanding common stock. Under the buy-back authorization, the Company may purchase shares from time to time on the open market or in privately negotiated transactions, depending upon market and other considerations.

-----------

(3) operating results for the three months ended September 30, 2000 are actual results.

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

     Pro forma revenues from leased facilities amounted to $16.0 million and $12.3 million for the three months ended September 30, 2000 and 1999, respectively, and $43.4 million and $36.7 million for the nine months ended September 30, 2000 and 1999, respectively. Pro forma revenues from leased facilities as a percentage of total revenue were 86.5% and 85.4% for the third quarter of fiscal 2000 and 1999, respectively, and 84.9% and 83.8% for the nine months ended September 30, 2000 and 1999, respectively. Leases generally provide for a contractually established payment to the facility owner, which is a fixed annual amount, a percentage of gross revenues, or a combination thereof. As a result, Impark's revenues and profits from its lease arrangements are dependent upon the performance of the facility. Leased facilities usually require a longer commitment and a larger capital investment by Impark than managed facilities, but generally provide a more stable source of revenue and a greater opportunity for long-term revenue growth. Under its leases, the Company is typically responsible for all facets of the parking operations, except for structural, mechanical, and electrical maintenance and repairs, and property taxes. Lease arrangements are typically for terms of three to ten years, with renewal options.

     Pro forma revenues from owned properties amounted to $0.4 million for each of the three months ended September 30, 2000 and 1999, and $1.2 million for each of the nine months ended September 30, 2000 and 1999. Revenues from owned facilities accounted for 2.2% and 2.8% of total revenues for the three months ended September 30, 2000 and 1999, respectively, and 2.3% and 2.7% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. As the owner, all changes in owned facility revenue and expense flow directly to the Company. Additionally, the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. Impark assumes complete responsibility for all aspects of the property, including all structural, mechanical, and electrical maintenance and repairs and property taxes.

     Pro forma management contract revenues amounted to $2.1 million and $1.7 million for the three months ended September 30, 2000 and 1999, respectively and $6.5 million and $5.9 million for the nine months ended September 30, 2000 and 1999, respectively. Revenues from managed facilities accounted for 11.4% and 11.8% of total revenue for the three months ended September 30, 2000 and 1999, respectively and 12.7% and 13.5% for the nine months ended September 30, 2000 and 1999, respectively. Management contract revenues consist of management fees (both fixed and percentage of revenues). The Company's responsibilities under a management contract can include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. Generally, Impark is not responsible under its management contracts for structural, mechanical, and electrical maintenance and repairs, or for providing security or guard services or for paying property taxes. The typical management contract is for a term of one to three years and generally is renewable for successive one-year terms, but is cancelable by the property owner on short notice.

     As of September 30, 2000, Impark leased 503 parking facilities, owned 15 parking facilities and operated 904 parking facilities through management contracts.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues from leased and owned facilities for the third quarter of fiscal 2000 increased to $16.4 million from $12.7 million in the third quarter of fiscal 1999, an increase of $3.7 million, or 29.1%. The increase is primarily a result of starting full operations in San Francisco in April 2000, including parking around the Pacific Bell baseball stadium, which contributed $2.4 million of lease revenues for the third quarter of 2000. The Company also converted a significant parkade in the urban mid-west U.S. in December 1999 from a management contract to a lease which generated $0.4 million of lease revenue. In April 2000 ten lease facilities were acquired as part of the acquisition of the business of E-Z Park Company, Ltd., LLC ("E-Z Park"), a private operator in Cincinnati, Ohio. These facilities plus subsequent organic growth in Cincinnati contributed $0.6 million for the three months ended September 30, 2000. Offsetting these increases was the sale in 1999 of the Asian division which contributed $0.4 million of lease revenues. The remaining $0.5 million of the increase was attributed to parking rate increases and organic growth. We do not expect to see the same factor for any increase over 1999 in lease revenue for the fourth quarter of 2000 as the San Francisco Giants baseball season ended in early October.

     Management contract revenues for the third quarter of fiscal 2000 increased to $2.1 million from $1.7 million in the same period of fiscal 1999, an increase of $0.4 million or 23.5%. The increase is attributed to increased management fees on existing locations.

     Pro forma direct costs in the third quarter of 2000 increased to $13.8 million from $10.5 million in the third quarter of 1999, an increase of $3.3 million or 31.4%. This increase was attributable to the increase in rent expense associated with the start of parking operations at Pacific Bell Stadium, the acquisition of E-Z Park and the conversion to a lease of the urban mid-west U.S. parkade. Rent expense increased $2.5 million or 34.2% from $7.3 million for the third quarter of 1999 to $9.8 million for the third quarter of 2000. Rent as a percentage of revenues, excluding revenue from Robbins and Asia, increased from 52.1% for the third quarter of 1999 to 53.0% for the third quarter of 2000. Offsetting this increase in direct costs was the sale in 1999 of the Asian division which incurred $0.4 million of direct costs in the third quarter of 1999. An increase of $1.2 million in other operating expenses associated with the increase in lease revenue accounted for the remaining change in direct costs for the third quarter. Direct costs as a percentage of revenues increased to 74.6% in the third quarter of fiscal 2000 from 72.9% in the third quarter of fiscal 1999. We expect that direct costs as a percentage of revenue in the fourth quarter of 2000 will increase due to the fixed nature of rental payments related to the parking around Pacific Bell Stadium and as a result of typically lower margins in the fourth quarter which has lower revenues and higher operating costs due to winter conditions.

     Pro forma general and administrative expenses increased from $2.8 million for the third quarter of fiscal 1999 to $3.0 million for the third quarter of fiscal 2000. The increase was due to the cost of developing the infrastructure required for the expanding U.S. operations and costs related to being a public company. General and administrative expenses as a percentage of pro forma total revenues decreased to 16.2% for the third fiscal quarter 2000 compared to 19.4% for the third quarter of fiscal 1999. This decrease is due to the effect of spreading general and administrative expenses over a greater revenue base.

     Depreciation and amortization for the third quarter of fiscal 2000 increased to $1.2 million from $0.8 million in fiscal third quarter 1999, an increase of $0.4 million or 50.0%, as a result of starting to amortize the cost of the E-Z Park acquisition and certain development costs capitalized as part of the San Francisco Giants project.

     Interest income of $0.2 million was earned on cash balances and other investments during the third quarter of fiscal 2000. No such income was reflected in the pro forma results for 1999 (see note 1 (b) to the financial statements).

     Income tax expense includes provision only for large corporations capital tax in Canada and income taxes on operating profits in the U.S. Provision has not been made for income taxes on operating profits in Canada pending resolution of the tax effect of the acquisition of the FUMI Parking Business by Impark. We expect that this will result in a change in the allocation of the purchase price to create a deferred tax asset and reduce goodwill. We anticipate that our tax position will be quantified in the fourth quarter of fiscal 2000.

     Pro forma net earnings from continuing operations for the third quarter of 2000 was $0.6 million - an increase of $0.3 million from third quarter earnings in 1999 of $0.3 million. This increase is primarily due to increased gross margin of $0.7 million, and increased other income of $0.2 million offset by higher other operating expenses of $0.6 million.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Pro forma revenues from leased and owned facilities for the first nine months of fiscal 2000 increased to $44.6 million from $37.9 million in the first nine months of fiscal 1999, an increase of $6.7 million, or 17.7%. The increase is primarily a result of commencing operations in San Francisco in February 2000, and specifically the opening of the Pacific Bell baseball stadium in April 2000, which contributed $5.0 million in lease revenue. The acquisition in April 2000 of ten leased facilities on the purchase of E-Z Park and subsequent organic growth in Cincinnati, also generated $0.9 million of additional lease revenue in the first nine months of 2000. A further $1.2 million of additional lease revenue was generated in the first nine months of 2000 from converting a significant urban mid-west U.S. parkade in December 1999 from a management contract to a lease. These increases were offset by the sale in 1999 of the Robbins Parking and Asian divisions which contributed $2.0 million of lease revenue in the first nine months of 1999. As the majority of revenue earned in San Francisco relates to the baseball season which ends in October, we do not expect to experience the same growth as the nine month period when comparing a full year for fiscal 2000 against fiscal 1999.

     Management contract revenues for the first nine months of fiscal 2000 increased to $6.5 million from $5.9 million in the same period of fiscal 1999, an increase of $0.6 million or 10.2%. The increase is attributed to organic growth and increased management fees on existing locations of $0.9 million offset by the sale in 1999 of the Robbins Parking and Asian operations which generated $0.3 million of management contract revenue in the first nine months of 1999.

     Pro forma direct costs in the first nine months of 2000 increased to $37.8 million from $32.8 million in the first nine months of 2000, an increase of $5.0 million or 15.2%. This increase was attributable to higher rent expense from the start of operations in San Francisco, the acquisition of E-Z Park and the conversion of the urban mid-west U.S. parkade to a lease arrangement. Rent expense increased from $21.7 million for the nine months ended September 30, 1999 to $26.4 million for the nine months ended September 30, 2000, an increase of $4.7 million or 21.7%. Rent as a percentage of revenues, excluding Robbins and Asia, decreased from 52.7% to 51.7% for the nine months ended September 30, 1999 and 2000, respectively. Offsetting this increase in direct costs was the effect of the sale in 1999 of the Robbins and Asian operations which incurred $2.1 million of direct costs in the nine months ended September 30, 1999. An increase of $2.4 million in other operating expenses related to the increase in lease revenue accounted for the remaining change in direct costs for the first nine months of 2000 over the same period in 1999. Direct costs as a percentage of revenues decreased to 74.0% in the first nine months of fiscal 2000 from 74.9% in the first nine months of fiscal 1999. We expect direct costs as a percentage of revenues for the full year of fiscal 2000 to increase as there is a significant fixed component to the rent associated with the Pacific Bell Stadium parking which will not decrease as the revenue declines in the fourth quarter.

     Pro forma general and administrative expenses increased $1.7 million to $8.6 million for the first nine months of fiscal 2000 from $6.9 million for fiscal first nine months 1999. The increase was due to an employee severance provision accrued in 1998, but which was determined to be over-accrued by $1.8 million and reversed in the first nine months of 1999. General and administrative expenses, excluding severance, as a percentage of pro forma total revenues decreased to 16.6% for the first fiscal nine months 2000 compared to 19.9% for the first nine months of fiscal 1999.

     Depreciation and amortization for the first nine months of fiscal 2000 decreased to $3.5 million from $3.9 million in fiscal first nine months 1999, a decrease of $0.4 million or 10.3%, as a result of the full amortization of certain management and lease agreements which are amortized over the term of the agreements.

     Interest income of $0.5 million was earned on cash balances and other investments during the first nine months of fiscal 2000. No such income was reflected in the pro forma results for 1999 (see note 1 b to the financial statements).

     Income tax expense includes provision only for large corporations capital tax in Canada and income taxes on operating profits in the U.S.. Provision has not been made for income taxes on operating profits in Canada pending resolution of the tax effect of the acquisition of the FUMI Parking Business by Impark. We expect that this will result in a change in the allocation of the purchase price to create a deferred tax asset and reduce goodwill. We anticipate that our tax position will be quantified in the fourth quarter of fiscal 2000.

     Pro forma net earnings from continuing operations for the first nine months of 2000 was $1.4 million - an increase of $1.5 million from the $0.1 million loss for the first nine months of 1999. This increase is primarily due to increased gross margin of $2.1 million, lower other operating expenses of $0.6 million, and higher other income of $0.6 million offset by the reversal in 1999 of over-accrued severance of $1.8 million.


     LIQUIDITY AND CAPITAL RESOURCES

     As at September 30, 2000 Impark had cash of $13.0 million. Of this amount, $2.2 million is restricted as the Company has deposited this amount in support of a performance bond that was issued during the third quarter with regard to negotiating final costs with the contractor of the San Francisco Giants development. It is estimated that up to approximately $1.0 million will be required to complete funding of the development costs of the stadium parking based on a total estimated cost of $7.8 million.

     During the third quarter of 2000 Impark deposited $2.0 million with Revenue Canada on account of the liability from a legal dispute over the taxable nature of parking violation notice revenue in Canada. This dispute was unsuccessfully appealed in June 2000 and the Company expects to settle its liability by the end of fiscal 2000. We do not expect to make any further payments to settle the liability following the $2.0 million deposited. Furthermore, the Company had fully accrued for any anticipated liability and does not expect any further charges against operating income.

     In October, 2000 we finalized a new $20 million credit facility with HSBC Bank Canada. This facility will be used to support working capital, establish letters of credit and fund capital investment opportunities. Impark may need letters of credit for bids on larger lease or management contracts. The new bank facility also replaced the $8 million First Union credit facility.

     In the next 12 months, we anticipate the working capital necessary to satisfy current obligations will be generated from operations, available cash, and Impark's new bank facility.

     Depending on the timing and magnitude of future investment opportunities, which could be in the form of leased or purchased properties, joint ventures and acquisitions, we anticipate the cash required to come from operations, the new bank facility, a rights offering or an equity offering.

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

Foreign Currency Exposure

     Impark operates wholly-owned subsidiaries in Canada. Total pro forma revenues from Canadian operations amounted to $12.8 million and $12.4 million for the three months ended September 30, 2000 and 1999, respectively and $37.8 million and $37.2 million for the nine months ended September 30, 2000 and 1999, respectively. Impark intends to continue to invest in Canadian leased or owned facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is limited as the Canadian dollar revenues have to date been significantly offset by Canadian dollar operating costs. In limited circumstances we have denominated Canadian contracts in U.S. dollars to limit currency exposure. Presently, Impark has no formal hedging programs. We anticipate implementing a hedging program if such risk materially increases.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2000.

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

27             Financial Data Schedule (EDGAR Filing Only)

(b)            Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  IMPERIAL PARKING CORPORATION

Date:    November 10, 2000                        By: /s/ J. Bruce Newsome



--------------------------                        ------------------------------
                                                  J. Bruce Newsome
                                                  Chief Financial Officer