Form 10-K
period 2000-12-31
IMPERIAL PARKING CORP
filed 2001-03-28
CIK 1103389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

  [x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000
                                             -----------------

                                       or

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For The Transition Period From       to
                                                  -----    -----

                         Commission File Number 1-15629
                                                -------

                          IMPERIAL PARKING CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                         31-1537375
                ---------                                        ----------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

   601 West Cordova Street, Suite 300
         Vancouver, BC Canada                                      V6B 1G1
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (604) 681-7311
                                                               --------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
        Title of Each Class                      On Which Registered
        -------------------                     ---------------------

    Common Stock, $0.01 Par Value               American Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None


--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 9, 2001 (based on the closing price of the Registrant's Common Stock on the American Stock Exchange on such date) was approximately $13,942,000. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock at March 9, 2001 was 1,812,142.

Portions of the Registrant's definitive Proxy Statement to be filed for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                          IMPERIAL PARKING CORPORATION


Item     PART I

   1.    BUSINESS..........................................................................................  3
   2.    PROPERTIES........................................................................................ 10
   3.    LEGAL PROCEEDINGS................................................................................. 11
   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................... 11

         PART II

   5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................. 12
   6.    SELECTED FINANCIAL DATA........................................................................... 13
   7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............. 16
   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................... 23
   9.    CHANGES IN THE DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............. 23

         PART III

   10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................ 23
   11.   EXECUTIVE COMPENSATION............................................................................ 23
   12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................... 23
   13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................... 23

         PART IV

   14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K................................. 24
         SIGNATURES........................................................................................ 26

                          FINANCIAL STATEMENT SCHEDULES

         IMPERIAL PARKING CORPORATION FINANCIAL STATEMENT SCHEDULES........................................F-1

Item 1.   BUSINESS

GENERAL

          Imperial Parking Corporation (as used in this report, the terms "Impark", "we", "us" or "the Company" mean Imperial Parking Corporation) is a leading provider of parking services in North America. As of December 31, 2000, we managed, leased or owned over 1,450 parking lots in Canada and the United States, containing more than 270,000 parking spaces, making us the largest parking provider in Canada and one of the four largest in North America. We estimate that the more than 240,000 parking spaces we operate throughout Canada give us approximately half of the urban, private parking lot business in Canada. We also provide parking lot patrolling, ticketing and collection services for our own lots and for those operated by other parties.

          We provide parking services at multi-level parking facilities and surface lots. We operate these facilities and lots under three general types of arrangements: management contracts, leases and fee ownership. As of December 31, 2000, we leased 502 parking facilities and lots, managed 948 parking facilities and lots, and owned 15 parking facilities and lots.

          The Company resulted from the combination on March 27, 2000 of the Canadian parking assets and operations of First Union Real Estate Equity and Mortgage Investments ("First Union") and the parking related business of First Union Management, Inc. ("FUMI"). The businesses combined into Impark are referred to in this report for periods prior to the combination as follows:

          FUR Parking Business. The FUR Parking Business, constituting the parking assets and operations of First Union, consisted primarily of 15 owned parking properties in Canada. Between April 1997 and March 2000, subsidiaries of First Union operated this business, including leasing the properties to FUMI for operations and management.

          FUMI Parking Business. The FUMI Parking Business consisted of the parking services and related ancillary activities that have been continued into the Company. Between April 1997 and March 2000, subsidiaries of FUMI carried on these activities. The operations of FUMI's indirect subsidiaries, Imperial Parking Limited and Impark Services Ltd., consisted of operating and managing parking facilities in Canada and the United States and carrying on other parking related activities.

          The combination resulting in our formation was completed on March 27, 2000 following a series of transactions pursuant to a detailed plan of organization. The final step of the series of transactions was the distribution by First Union of substantially all of the outstanding shares of our common stock to the shareholders of First Union. For further information regarding this detailed plan of organization and distribution of common stock, refer to the Information Statement on Form 10 dated March 27, 2000 that was filed with the Securities and Exchange Commission.

INDUSTRY

          The parking industry is highly fragmented and competitive. Industry participants, the vast majority of which are privately held companies, consist of a relatively few national companies and a large number of small regional or local operators, including a substantial number of companies providing parking as an ancillary service in connection with property management or ownership. The parking industry has begun to experience consolidation as smaller operators have found that they lack the capital, economies of scale and sophisticated management techniques required to compete with larger providers. We expect this trend will continue and will provide significant opportunities for us to acquire smaller existing providers.

          We expect that a number of other trends in the commercial property management business will continue to provide opportunities for large, specialized providers of high-quality parking services. We believe that:

          o The trend toward consolidation of property management companies will favor larger, nationwide parking providers, as increasingly centralized property management companies and property owners seek to minimize the number of separate parking providers they deal with;

          o As the property management industry becomes increasingly sophisticated and professional, property management companies and property owners will likely seek to work with specialized, professional parking service providers;

          o Parking is increasingly seen by building owners as a profit center, and owners are seeking parking providers who can help them to maximize profitability, increase efficiency and reduce financial unpredictability; and

          o The owners of premier properties, as they begin to recognize that the parking experience often provides both the first and last impression of their properties to tenants and users, are seeking to offer the highest possible level of quality in their parking services as a means of distinguishing their properties from those of competitors.

          We believe that the industry trends toward outsourcing by private-sector owners and privatization by government entities provide additional growth opportunities for parking facility operators. Private-sector parking owners have begun to move from owner-operator of their parking facilities to outsourcing the management of operations to specialized operators. This allows them to focus on their core competencies while increasing overall returns on parking assets. In addition, governments and government agencies, particularly cities and municipal authorities, are increasingly retaining private firms to operate facilities and parking-related services in an effort to reduce operating budgets and increase efficiency.

OPERATING ARRANGEMENTS

          We operate parking facilities under three general types of arrangements: leases, management contracts, and fee ownership. As of December 31, 2000, we leased 502 parking facilities, operated 948 parking facilities through management contracts and owned 15 parking facilities.

          The general terms and benefits of these types of arrangements are described below:

          Leases. Under a lease arrangement, we generally pay either a fixed annual rent, a percentage of gross customer collections, or a combination thereof to the property owner. We collect all revenues and are responsible for most operating expenses, but are typically not responsible for major maintenance. In contrast to the management contracts, lease arrangements are typically for terms of three to ten years and often have a renewal term, and provide for a fixed payment to the facility owner regardless of the operating earnings of the parking facility. As a result, leased facilities generally require a longer commitment and a larger capital investment by us than do managed facilities, but generally provide a greater opportunity for long-term revenue growth and profitability.

          Management Contracts. Under a management contract, we generally receive a base monthly fee for managing the facilities and often receive an incentive fee based on the achievement of facility revenues above a base amount. We generally charge fees for various ancillary services such as accounting, equipment leasing and consulting. Responsibilities under a management contract include hiring, training and staffing parking personnel, and providing collections, accounting, record-keeping, insurance and facility marketing services. In general, the facility owner is responsible for operating expenses such as taxes, license and permit fees, insurance premiums, payroll, as well as, non-routine maintenance, repair costs and capital improvements. The typical management contract is for a term of one to three years (often the owner reserves the right to terminate, without cause, on 30 days notice) and may contain a renewal clause.

          Fee ownership. Under fee ownership arrangements, we own the property and fixtures. Ownership of parking facilities typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility, and all increases in revenue flow directly to us. Ownership provides the potential for realizing capital gains from the appreciation in the value of the underlying real estate, but it also subjects us to risks including reduction in value of the property and additional potential liabilities, as well as additional costs such as real estate taxes and structural, mechanical or electrical maintenance or repairs.

ENFORCEMENT AND COLLECTIONS

          Approximately 70% of our parking lots are operated with parking meters and without parking lot attendants. We enforce user payment at these lots by having patrollers circulate regularly through lots to identify delinquent parkers and issue violation notices. We use technology which enables our patrollers to monitor and identify first-time and repeat offenders using hand-held computers. The hand-held computers are uploaded daily to mainframe computers that track violation history. This hand-held equipment generates violation notices for offenders. Payments on account of these violation notices are handled by our collections operation and are included in our revenues.

          We facilitate information collection by using current technology including bar scanning systems. Parking lot supervisors travel to each lot on a regular basis to collect cash from both parking meters and lot attendants in order to keep cash balances low and reduce the potential for shrinkage.

GROWTH STRATEGY

          Our strategy is to strengthen our position as the leading parking provider in Canada while significantly expanding our presence into selected markets in the United States. Key elements of this growth strategy include:

          Increase penetration of existing core markets. We will seek to leverage our long-standing relationships with real estate owners in cities where we currently have significant operations. Our reputation for premium service, our local market knowledge and our management infrastructure, allows us to compete aggressively for new business in these core cities. Because existing parking operations are sufficient to cover the costs of local and regional personnel, additional parking operations in these markets will provide a greater contribution to our profits than the operations in new markets. As we compete for new business, it will also be critical to retain and improve the profitability of existing contracts.

          Pursue aggressive growth in other urban markets. We have targeted major cities in the United States where we currently have little or no presence for aggressive expansion. We believe that expansion in the United States will be the key component to enhancing our overall profitability. This is because we have little presence in the United States, the largest parking market in the world, and key members of our new management team have significant experience in the United Sates. Also, there are greater opportunities to bid for contracts in the United States than in Canada where we already dominate the industry. Additionally, parking rates and average profits per facility tend to be higher than in Canada. Our strategy is to enter a new market only if we believe we can quickly gain a significant position in the markets, with sufficient "critical mass" to compete effectively and realize economies of scale. Certain markets are dominated by national parking companies that have established strong relationships through more advanced parking techniques. We may avoid these markets initially. However, where a market is fragmented by a number of smaller less sophisticated parking operators we believe there is an opportunity to gain market share by providing superior systems and controls to prospective customers. We will pursue opportunities in these markets either through acquisition or by establishing our own operations there. We believe that there are approximately ten new markets in the United States in which we can secure market share over the next three to four years.

          Pursue acquisition opportunities. We believe there are significant opportunities to expand our business through the acquisition of smaller operators, both in existing core markets and in other targeted cities where we believe we can attain market share. The parking industry is highly fragmented and we believe that many of our smaller competitors have limited access to capital or do not have the systems or the scale to compete effectively. We have successfully completed six acquisitions in the last six years, adding approximately 300 facilities. Typically, we seek to acquire smaller local operators with several years of experience in their market. We believe this allows for the immediate understanding of the market and provides a platform for additional acquisitions and increased penetration in the same city.

          Participate in outsourcing and privatization trends. We believe significant opportunities for growth will result from the trend toward outsourcing and privatization of parking services. We believe we are particularly well positioned to participate in these trends because we are able to provide parking facility management and related services at lower costs and higher service levels than those provided by municipalities, hospitals and universities. We have been successful in the past in working with the City of Victoria and the City of Nanaimo to issue municipal tickets on its lots and have parking contracts for the City of Coquitlam, the University of British Columbia and the British Columbia Transit Authority. Our collection subsidiary, City Collection Company Ltd., is a licensed debt collection company in several Canadian provinces. We believe that having our own licensed debt collection company enhances our ability to compete for outsourcing business by allowing us to provide a package of both parking lot management and debt collection services.

OPERATING STRATEGY

          We seek to increase the revenues and profitability of our parking facilities through a variety of operating strategies, including the following:

          Focus on larger urban markets. We intend to focus on larger urban markets. We believe that (i) urban markets are more resistant to economic downturns, (ii) property owners and real estate asset managers in these markets typically have a presence in other cities, which provides opportunities to leverage these relationships to expand to new locations, (iii) the typically higher prices charged in these markets can support our premium service levels, and (iv) our senior management team has significant expertise in these markets. Charles Huntzinger and Bryan Wallner primarily contribute to our expertise in these markets. Between them they have 33 years of parking experience in major cities including New York, Philadelphia, Baltimore, Washington, Boston, Richmond, Jacksonville, Pittsburgh, Cleveland, Columbus, Cincinnati, Milwaukee, Denver, San Francisco, Los Angeles, Seattle, St. Louis, and Indianapolis, as well as Toronto and Ottawa in Canada. We recently hired several regional and city managers who have experience in other major U.S. cities including Chicago and Oakland.

          Focus on increasing profitability. We believe there is a significant opportunity to increase the profitability of existing and future operations and we intend to focus on the profitability of our operations. Our policy is to continue to operate only those facilities that meet or exceed profitability targets. When Mr. Huntzinger joined us in January 1999, he shifted our strategy from one of gaining market share to one of increasing the profitability of each location. We now view new locations as profit centers and not primarily opportunities to increase market share.

          Increase proportion of leased facilities. We intend over time to increase the number of facilities we operate under lease relative to the number we operate under management contracts. Historically, our net profits have been significantly higher on leased facilities than on managed facilities. Our goal is to have a higher proportion of leased facilities than managed facilities. We believe a mix of leased, managed, and owned parking facilities will diversify our operations, providing us with a balance of lower risk and lower profit managed operations, and higher risk and higher profit leased and owned operations.

          Provide consistently high level of service. Our goal is to provide a uniformly high level of quality and service across all of the facilities we manage, characterized by clean, well-lit, secure and pleasant surroundings, attractive graphics and signage, and professional, courteous and well dressed staff. We offer a wide range of optional premium services, including valet parking, concierge services, car washing, dry cleaning drop off and pick up and vehicle repair. These premium services are typically offered to owners of first-class properties who seek to provide their tenants with the highest possible level of service to help differentiate their property from competing properties.

          Continue to implement standardized systems and controls. Over the course of more than 35 years in the parking management business, we have developed sophisticated and comprehensive management systems and controls, which we seek to implement uniformly at all facilities we manage. These systems include accounting and financial management and reporting practices, general operating procedures, training, employment policies, cash controls, marketing procedures and visual image. We believe that our standardized systems and controls enhance our ability to successfully expand our operations into new markets.

          Aggressively implement technology and automation. We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management and increase overall profitability. We have been a leader in the field of introducing automation and technology to the parking business and we were among the first to widely adopt innovations such as the use of credit card payment systems, hand held computers to track violators and issue citations, bar-code scanners to ensure monthly parkers are using the correct lot and are up-to-date in payment and entry and exit gates incorporating sensing equipment that can automatically recognize and admit authorized vehicles. We believe that our higher proportion of unmanned facilities gives us a cost advantage as we compete for business. We have also developed a sophisticated management information system that enables us to effectively track revenue and manage cash on a daily basis and generate a wide variety of internal reports, as well as customized reports requested by our clients.

          Implement incentive compensation program. We have adopted a performance-based compensation system for city managers, vice presidents and others based on the profitability of each individual's area of responsibility. We believe this program will enhance the entrepreneurship of our management-level employees by tying their compensation directly to improvements in the profitability of the operations they manage and will encourage them to improve operations and control costs.

          Provide profitable patrol, enforcement and ticketing service. We seek to increase the profitability of our overall operations by providing parking lot patrol, enforcement and ticketing services, both at our own facilities and at facilities operated by others. We believe there are significant opportunities to market these services to facilities we do not operate, especially those owned by municipalities or by suburban retail centers, who wish to discourage all-day parkers by enforcing parking regulations which favor short-term parkers.

          Maintain strict cash control. Strict cash control is critical to our success and that of our clients. Our cash control procedures are based on a ticketing system supervised by high level managers and include on-site spot checks, multiple daily cash deposits, local audit functions, managerial oversight and review, and internal audit procedures. It is our policy that tickets and gate counts are reconciled daily against cash collected. We believe our cash control procedures are effective in minimizing loss of revenues at parking facilities.

ACQUISITIONS

          Following the strategy of acquiring smaller operators in targeted cities, on April 1, 2000 we acquired the business of E-Z Park Company Ltd., LLC ("E-Z Park") for $1.6 million. The purchase price was payable in cash, although $0.4 million of it is deferred over three years and payable only if the acquired business meets specified profit targets. To December 31, 2000, none of these targets have been met. This acquisition has been accounted for by the purchase method. E-Z Park operated 16 locations in Cincinnati, Ohio and we have been able to build on the acquisition, growing to a total of 31 locations in Cincinnati by December 31, 2000 from one location at December 31, 1999.

SEASONALITY

          We may experience fluctuations in our income from quarter to quarter caused by fluctuations in revenues and related expenses due to acquisitions, pre-opening costs, travel and transportation patterns affected by weather and calendar related events, and local and national economic conditions. Additionally, we manage the parking for a number of sports stadiums and arenas and our income from such facilities can be affected by the seasonality of revenue and by the relative degree of success of various sports teams.

COMPETITION

          The parking industry is fragmented and highly competitive, with relatively few barriers to entry. We compete regularly with a wide variety of parking services providers to retain our existing operations and to expand our operations in existing and new markets. We compete for clients based on the pricing of our services and our ability to increase revenues and control expenses for each of our client's parking facilities.

          Our largest competitors in North America are Central Parking Corporation, APCOA/Standard Parking, Inc. and Ampco System Parking. We are substantially smaller in number of locations and revenue than Central Parking. We have approximately the same number of locations as APCOA/Standard and Ampco System. However, we have lower revenues and profits than both APCOA/Standard and Ampco System because they are principally in the United States where gross revenues and profits generated from a location are typically higher than in Canada. However, being principally in Canada gives us a solid Canadian base as Canadian corporations typically prefer to do business with an established Canadian parking company. Additionally, since profit per location is generally lower in Canada, most U.S. competitors have historically focused their efforts in the U.S. marketplace where there is higher potential profit. Hence, we believe we have a secure base to work from in Canada while growing our market in the U.S. where we believe new locations will create higher profit margins than we typically realize.

          We also compete with many regional or local parking service providers, as well as municipalities and other governmental entities, property owners and others.

REGULATION

          Our business is not substantially affected by direct governmental regulation, however, several provincial, state and local laws have been passed in recent years that encourage car pooling and the use of mass transit, including, for example, laws prohibiting employers from reimbursing employees parking expenses. Laws and regulations that reduce the number of cars and vehicles being driven could hurt our business. We are also affected by laws and regulations (such as zoning ordinances and business taxes) that are common to any business that owns or leases real estate and by regulations (such as labor and tax laws) that affect companies with a large number of employees.

          Under various federal, provincial, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with ownership or operation of parking facilities, we may be potentially liable for such costs. Although we are currently not aware of any material environmental claims pending or threatened against us or any of our owned or operated parking facilities, there can be no assurance that a material environmental claim will not be asserted against us or against our owned or operated parking facilities. The cost of defending against claims of liability, or of remediating a contaminated property, could have a material adverse effect on our financial condition or results of operations.

          Various other governmental regulations affect our operations of parking facilities, both directly and indirectly. In the United States, these include the Americans with Disabilities Act, or ADA. Under the ADA, all public accommodations in the United States, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. For example, the ADA requires parking facilities to include handicapped spaces, headroom for wheelchair vans, attendants' booths that accommodate wheelchairs, and elevators that are operable by disabled persons. We believe that the parking facilities we own and operate are in substantial compliance with these requirements.

EMPLOYEES

          As of December 31, 2000, we employed approximately 2,300 individuals. We believe that our employee relations are good. Approximately 38% of our employees (some 882 employees) are represented by unions, including the Construction and Specialized Workers' Union Local 1611 (British Columbia), Christian Labour Association of Canada Local 501 (British Columbia), Service Employees International Union (Regina), Saskatchewan Joint Board, Retail, Wholesale & Department Store Union Local 558 (Saskatoon), Canada Labour Congress (Winnipeg), Steelworkers (Sudbury), Teamsters (Ottawa and San Francisco), SEIU, UFCW (Toronto), SEIU (London), Le Syndicat des employes and Union des employes de service (Montreal) and Garage Employees (New York).

SEGMENTED INFORMATION

          Information about our foreign and domestic operations appears in Note 14 to our 2000 Consolidated Financial Statements that are included in response to Item 8 and are listed in Item 14 to this Annual Report on Form 10-K.

Item 2.   PARKING FACILITY PROPERTIES

          The following table summarizes certain information regarding our parking facilities and surface lots as of December 31, 2000. We believe that our owned facilities generally are in good condition and adequate for our present needs.


                               Leased               Managed                Owned                  Total
                           --------------       ---------------       ----------------       --------------
Location                   Lots    Spaces       Lots     Spaces        Lots     Spaces       Lots    Spaces
--------                   ----    ------       ----     ------        ----     ------       ----    ------

CANADA
BRITISH COLUMBIA
Vancouver                   58      4,262       522     107,026          -           -         580   111,288
Other                        5        398        46       5,247          -           -          51     5,645
                           ---     ------       ----    -------         --       -----       -----   -------
   Total                    63      4,660       568     112,273          -           -         631   116,933

ALBERTA
Edmonton                    84      6,567        42       7,092          2         623         128    14,282
Calgary                     83      9,634        28       6,406          3         345         114    16,385
Banff                        1         70         6         612          -           -           7       682
                           ---     ------       ----    --------        --       -----       -----   -------
   Total                   168     16,271        76      14,110          5         968         249    31,349

SASKATCHEWAN
Saskatoon                   42      3,164        10       1,304          -           -          52     4,468
Regina                      44      2,180        11       2,309          1          20          56     4,509
                           ---     ------       ----    -------         --       -----       -----   -------
   Total                    86      5,344        21       3,613          1          20         108     8,977

MANITOBA
Winnipeg                    60      3,731        81      15,903          8         667         149    20,301

ONTARIO
Toronto                     27      4,093        74      36,316          1          50         102    40,459
Hamilton                     5        595        11       3,795          -           -          16     4,390
London                       2        244        11       3,062          -           -          13     3,306
Ottawa                       3        257        11       5,750          -           -          14     6,007
Windsor                      2         93         7         547          -           -           9       640
Sudbury                      2        570         3         825          -           -           5     1,395
                           ---     ------       ----    -------         --       -----       -----   -------
   Total                    41      5,852       117      50,295          1          50         159    56,197

QUEBEC/OTHER
Montreal                     4        235        17       4,329          -           -          21     4,564
Halifax                      2         79         6       1,359          -           -           8     1,438
St. John's                   3        276         4         621          -           -           7       897
                           ---     ------       ----    -------         --       -----       -----   -------
   Total                     9        590        27       6,309          -           -          36     6,899

TOTAL CANADA               427     36,448       890     202,503         15       1,705       1,332   240,656

UNITED STATES
Minneapolis                 25      4,489        31       7,054          -           -          56    11,543
Milwaukee                   14      2,280         2         557          -           -          16     2,837
Buffalo                     10      1,947         -           -          -           -          10     1,947
Seattle                      -          -         7       3,839          -           -           7     3,839
San Francisco                6      4,945         6         753          -           -          12     5,698
Cleveland                    1        400         -           -          -           -           1       400
Cincinnati                  19      2,123        12       3,716          -           -          31     5,839

                           ---     ------       ----    -------         --       -----       -----   -------

TOTAL UNITED STATES         75     16,184        58      15,919          -           -         133    32,103

TOTAL                      502     52,632       948     218,422         15       1,705       1,465   272,759
                           ===     ======       ====    =======         ==       =====       =====   =======


Item 3.   LEGAL PROCEEDINGS

          The provision of services to the public entails an inherent risk of liability. We are engaged from time to time in routine litigation incidental to our business. Other than a case involving Eau Claire Market in Calgary, Alberta described below, there is no legal proceeding to which we are a party which, if decided adversely could materially harm our financial condition. We attempt to disclaim liability for personal injury and property damage claims by printing disclaimers on our ticket stubs and by placing warning signs in the facilities we operate. We also carry liability insurance that we believe meets or exceeds industry standards as determined by our landlords. We can provide no assurance, however, that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on our financial condition, liquidity or results of operations.

          The Eau Claire Market litigation was filed in the Queen's Bench of Alberta on August 20, 1998. It involves a claim against a property in which Imperial Parking Canada Corporation ("Imperial Canada"), a subsidiary of Impark and successor to Imperial Parking Limited by amalgamation, is the lessee. The plaintiff MP Acquisitions Ltd. asserts that it is entitled to priority over Imperial Canada's lease and to possession of the property. We believe that this claim is without merit. If, however, we do not prevail in the litigation, we may be forced to renegotiate the lease with the landlord, in which case the rent could be substantially increased and may materially impact our results.

          Imperial Canada, is also a defendant in a lawsuit brought by Newcourt Financial Ltd. as the assignee of Oracle Corporation Canada Inc. The suit was filed in Ontario Superior Court on June 11, 1999. It alleges that Imperial Canada and FUMI owe approximately $825,000 under a software license and services agreement. We believe that these claims are without merit. First Union has agreed to indemnify Imperial Canada for any liability arising with respect to this claim.



Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS OF THE COMPANY

          The executive officers of the Company through December 31, 2000, and their ages as of March 9, 2001, are as follows:


             Name              Age                        Position (s)
             ----              ---                        ------------
Charles E. Huntzinger           53           President, Chief Executive Officer and Director
J.Bruce Newsome                 50           Senior Vice President, Finance and Chief Financial Officer
Bryan L. Wallner                41           Senior Vice President, Operations and Chief Operating Officer
Daniel P. Friedman              43           Vice Chairman and Director
David Schonberger               45           Vice President


          CHARLES E. HUNTZINGER has served as our President and Chief Executive Officer since joining us in January 1999. From 1993 until December 1998, Mr. Huntzinger was associated with Central Parking Corporation where he was vice president for the Midwest Region and, later, for the New York Region. From 1992 until 1993 Mr. Huntzinger was vice president of Spectacore, a stadium management company and owner of the Philadelphia

Flyers; he was in charge of parking operations. Mr. Huntzinger was the Chief Operating Officer for Parkway Corporation from 1978 until 1992, where he was in charge of parking operations nationwide.

          J. BRUCE NEWSOME has served as our Senior Vice President, Finance and Chief Financial Officer since 1989. From 1986 to 1989, Mr. Newsome served as Vice President of Finance and Controller of predecessor businesses to the Company. Prior to 1986, Mr. Newsome served as Controller of these businesses. He has been involved in several acquisitions in the last 17 years and is responsible for ensuring that financial, accounting, MIS and treasury systems will accommodate expansion plans. Before joining Impark, Mr. Newsome was a senior manager at the accounting firm of KPMG.

          BRYAN L. WALLNER became our Senior Vice President, Operations in March 1999 and was promoted to Chief Operating Officer in November 2000. Prior to joining us, Mr. Wallner was a regional manager for Central Parking Corporation ("Central Parking"). He guided Central Parking's growth in the Midwest, opening offices in four new cities. He has expertise in stadium/arena, mixed use, retail, office as well as valet, shuttle, and patrol contracts. Mr. Wallner began his career in the parking industry in 1987 with Central Parking in St. Louis, Missouri.

          DANIEL P. FRIEDMAN became Vice Chairman of our Board of Directors in March 2000. Since June 2000, he has been a managing member of Radiant Partners LLC, a real estate asset management and investment firm. From November 1998 to March 2001, he served as President and Chief Executive Officer of First Union Real Estate Equity and Mortgage Investments and as a trustee from November 1998 to September 2000. He was President and Chief Operating Officer of Enterprise Asset Management, Inc. from June 1996 to November 1998 and was executive Vice President and Chief Operating officer of Enterprise from February 1992 to June 1996. At Enterprise, he was responsible for asset management and new business development. From September 1994 to November 1998, Mr. Friedman was a manager of all the Cheshire Limited Liability Companies ("Cheshire"). Cheshire acquires and restructures non-performing underlying residential co-op mortgage loans and unsold co-op apartments. From May 1993 to December 1997, Mr. Friedman was a board member of Emax Advisors, Inc. From May 1993 to December 1996, he was a board member of Emax Securities, Inc., a NASD broker/dealer.

          DAVID SCHONBERGER became our Vice President in March 2000. Since June 2000, he has been a managing member of Radiant Partners LLC, a real estate asset management and investment firm. From November 1998 to March 2001, he served as Executive Vice President of First Union Real Estate Equity and Mortgage Investments. From November 1997 to November 1998, he was senior vice president of Enterprise Asset Management Inc. At Enterprise, he was responsible for retail and raw land development projects. Since January 1990, Mr. Schonberger has been director of Legacy Construction Corporation, a privately held leasing and project management company specializing in institutional property management and oversight of specialty construction and development projects. In February 1996, Legacy Construction Corporation merged with Peter Elliot Corporation to form Peter Elliot LLC. From February 1996 to October 1997, Mr. Schonberger served as treasurer and manager for Peter Elliot LLC.


PART II.

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's common stock is listed on the American Stock Exchange ("AMEX"). The common stock was first traded on AMEX on March 28, 2000 following the distribution of substantially all of the issued and outstanding shares of our common stock to shareholders of First Union Real Estate Equity Mortgage and Investments on March 27, 2000. Prior to the distribution there was no established public trading market for the our shares.

          The number of holders of record of our common stock as of March 9, 2001, was approximately 1,381.

The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported by AMEX.


      Fiscal 2000                      High              Low
      -----------                      ----              ---

      First quarter                    17 3/4            13 1/16
      Second quarter                   17 7/16           11 5/8
      Third quarter                    17 1/4            16 1/8
      Fourth quarter                   18                16 3/16


No dividends have been declared on our common stock since the distribution. Our policy is to reinvest earnings to fund future growth. Accordingly, we do not anticipate declaring dividends on our common stock in the foreseeable future.


Item 6.   SELECTED FINANCIAL DATA

          The selected financial data presented below as at and for periods commencing prior to January 1, 2000 has been calculated by combining information in the combined financial statements of the FUR Parking Business and the FUMI Parking Business and from the consolidated financial statements of Impark Holdings Inc. The selected financial data for these periods has been extracted from audited financial statements. For further information on these financial statements, refer to our Information Statement on Form 10 dated March 27, 2000 that was filed with the Securities and Exchange Commission.

          The selected financial data presented below for the year ended December 31, 2000 has been calculated by combining information in our audited consolidated financial statements for fiscal 2000 with the combined financial statements of the FUMI Parking Business for the three months ended March 31, 2000. The selected balance sheet data as at December 31, 2000 has been extracted from our consolidated financial statements at that date.

          The selected financial data for all periods is presented on a pro forma basis after giving effect to the following pro forma transactions:

          (i)   the elimination of inter-entity lease fees and interest costs;

          (ii) the elimination of the asset management fee earned during the period January 1, 1999 to March 27, 2000 for managing the United States parking properties of First Union. The fee agreement was cancelled on March 27, 2000; and

          (iii) the elimination of interest expense on long-term debt repaid and the note payable capitalized on the combination on March 27, 2000.

          For purposes of presenting selected financial data, an adjustment has not been made for interest income on additional cash balances contributed on the combination on March 27, 2000.

          This financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                            Nine
                                                           months
                                                           ended                         Year ended December 31,
                                                         December 31,   ---------------------------------------------------------
                                                            1996           1997           1998           1999           2000
                                                        -------------   ------------   ------------   ------------   ------------
                                                                                   (thousands of dollars)
STATEMENT OF OPERATIONS DATA (1), (2)
Revenues                                                  $   35,755      $  50,775      $  54,087      $  59,065       $ 67,809
                                                          ----------      ----------     ----------     ----------     ---------
Gross margin                                                  10,546         13,699         14,891         14,706         17,121
                                                          ----------      ----------     ----------     ----------     ---------
Operating income (loss) (3)                                      411         (2,325)        (5,524)          (557)           935
Interest expense                                                (587)          (680)          (784)             -              -
Other income (expense) (4)                                       674           (976)       (15,884)          (279)           411
                                                          ----------      ----------     ----------     ----------     ---------
Income (loss) from continuing operations                  $      498      $  (3,981)     $ (22,192)     $    (836)      $  1,346
                                                          ==========     ==========     ==========     ==========      =========

Per share data
Income (loss) from continuing operations
   - Basic and diluted                                    $     0.23      $   (1.87)     $  (10.43)      $  (0.39)      $   0.64

BALANCE SHEET DATA (END OF PERIOD) (1), (2)
Cash and cash equivalents                                 $      617      $     882      $   1,128      $   3,378       $  5,615
Working capital                                               (7,833)        (7,023)        (8,181)       (30,144)            96
Goodwill                                                      31,457         66,560         45,379         43,344         41,131
Total assets                                                  69,499         99,423         74,923         76,176         79,391
Long-term liabilities                                         26,351         52,365         55,219         40,024          1,656
Total owners' equity (deficiency)                             25,027         14,767        (2,797)        (8,230)         60,029

OTHER INFORMATION (1), (2)
Gross collections (5)                                     $  126,458      $ 172,729      $ 173,925      $ 176,753       $193,819
EBITDA (6)                                                     2,978          2,626            (81)         4,470          5,696


(1) The amounts presented for the nine months ended December 31, 1996 have been extracted from the consolidated financial statements of Impark Holdings Inc., which, for accounting and SEC reporting purposes, represents a predecessor entity to Impark.

(2) The amounts presented for these captions have been accumulated as follows:


                                                  YEAR ENDED                                          YEAR ENDED
                                               DECEMBER 31, 1997                                  DECEMBER 31, 1998
                                 -------------------------------------------------  --------------------------------------------

                                 IMPARK    FUMI       FUR    ELIMINATION   TOTAL      FUMI        FUR       ELIMINATION   TOTAL
                                 ------   -------   -------  -----------  --------  --------   ---------    -----------  -------
                                                                             (THOUSANDS OF DOLLARS)

STATEMENT OF OPERATIONS DATA
Revenues                         14,065    36,710       302      (302)      50,775    54,087         454       (454)    54,087
                                 ------   -------   -------  --------    ---------  --------    --------    -------    -------
Gross margin                      2,341    11,056       302        --       13,699    14,449         442         --     14,891
                                 ------   -------   -------  --------    --------- ---------    --------    -------    -------

Operating income (loss)          (2,272)     (324)      271        --       (2,325)   (5,921)        397         --     (5,524)
Interest expense                   (453)   (4,650)     (904)    5,327         (680)   (6,542)     (2,757)     8,515       (784)
Other income (expense)               67      (370)    1,999    (2,672)        (976)  (15,492)      3,333     (3,725)   (15,884)
                                 ------   -------   -------- --------    ---------   --------   --------    --------    -------

Income (loss) from continuing
    operations                   (2,658)   (5,344)    1,366     2,655       (3,981)  (27,955)        973      4,790    (22,192)

BALANCE SHEET DATA (END OF YEAR)
Cash and cash equivalents            --        --       882        --          882        --       1,128         --      1,128
Working capital                      --    (7,375)      352        --       (7,023)   (9,353)      1,172         --     (8,181)
Goodwill                             --    66,560        --        --       66,560    45,379          --         --     45,379
Total assets                         --    89,440    41,660   (31,677)      99,423    65,229      42,002    (32,308)    74,923
Long-term liabilities                --    60,768    22,977   (31,380)      52,365    63,052      23,759    (31,592)    55,219
Total owners' equity                 --    (3,089)   17,856        --       14,767   (20,348)     17,551         --     (2,797)
(deficiency)

OTHER
Gross collections                49,631   123,098       302      (302)     172,729   173,925         454       (454)   173,925
EBITDA                           (1,206)    3,530       302        --        2,626      (523)        442         --        (81)


                                                            YEAR ENDED                            YEAR ENDED
                                                         DECEMBER 31, 1999                     DECEMBER 31, 2000
                                           ---------------------------------------- -----------------------------------------
                                            FUMI      FUR    ELIMINATION     TOTAL     FUMI(8)     FUR     ELIMINATION   TOTAL
                                          -------   -------  -----------    -------    -------    ------   -----------  -------
                                                                             (THOUSANDS OF DOLLARS)
STATEMENT OF OPERATIONS DATA
Revenues                                   60,145       582    (1,662)       59,065    14,901     53,305       (397)    67,809
                                          -------   -------   -------       -------   -------    -------     ------    -------

Gross margin                               15,206       580    (1,080)       14,706     3,904     13,487       (270)    17,121
                                          -------   -------   -------       -------   -------    -------     ------    -------
Operating income (loss)                       (14)      537     (1,080)        (557)      186      1,019       (270)       935
Interest expense                           (5,872)   (3,044)     8,916           --    (1,446)      (786)     2,232         --
Other income (expense)                       (431)  (14,816)    14,968         (279)      (61)     1,507     (1,035)       411
                                          -------   -------   --------      -------   --------   -------     ------    -------

Income (loss) from continuing
    operations                             (6,317)  (17,323)    22,804         (836)   (1,321)     1,740        927      1,346

BALANCE SHEET DATA (END OF YEAR)
Cash and cash equivalents                   1,394     1,984         --        3,378        --      5,615         --      5,615
Working capital                           (33,218)    3,074         --      (30,144)       --         96         --         96
Goodwill                                   43,344        --         --       43,344        --     41,131         --     41,131
Total assets                               65,109    30,113    (19,046)      76,176        --     79,391         --     79,391
Long-term liabilities                      48,292    28,061    (36,329)      40,024        --      1,656         --      1,656
Total owners' equity                      (28,601)    1,371     19,000       (8,230)       --     60,029         --     60,029
(deficiency)

OTHER
Gross collections                         177,833       582     (1,662)     176,753    45,653    148,564       (397)   193,820
EBITDA                                      4,970       580     (1,080)       4,470     1,237      4,729       (270)     5,696


(3) The operating loss for 1998 includes a severance provision of $2.4 million and operating income for 1999 includes a recovery of previously overprovided amounts of $1.8 million.

(4) Other income (expense) principally includes gains or losses on the sale or write-down of assets, other interest expense and income taxes. In the year ended December 31, 1998, other income (expense) includes a write-down of goodwill of $15.0 million. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on this write-down.

(5) Gross collections represent the aggregate cash collected from the revenue generating activities of continuing operations. It includes revenues reported under generally accepted accounting principles as well as collections made on parking facilities for which Impark has a management contract. Gross collections are not a measure under generally accepted accounting principles and are not an alternative to revenues or cash flows. Gross collections are significant to an understanding of the operations of the Company because management uses gross collections as a key indicator of its business opportunities, they demonstrate the magnitude of its historical business activities, management contract revenues are partly based on the level of gross collections and management's decisions on the allocation of resources among its business activities are in part based on the level of gross collections.

(6) EBITDA equals operating income as shown on the table above, plus depreciation and amortization expense. EBITDA is included because management believes it to be a useful tool for measuring our ability to generate cash flow from operations. EBITDA does not represent cash flow from operations, is not a measure under generally accepted accounting principles and should be considered together with the other financial information included in the table and presented elsewhere in this Form 10-K or incorporated by reference herein. EBITDA measures as presented may not be comparable to similarly titled measures of other entities.


(7) There were no cash dividends declared on common shares during any of the periods disclosed in the Selected Financial Data table above.

(8) Results of the FUMI Parking Business for 2000 are for the three months ended March 31, 2000.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our historical results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and the Selected Financial Data, which are included in this document.

DESCRIPTION OF FINANCIAL INFORMATION

         Impark resulted from the combination on March 27, 2000 of the parking related businesses of FUMI and the Canadian parking facilities of First Union. A brief description of the operations of each business combined is as follows:

         FUMI Parking Business. The FUMI Parking Business consisted of the parking services and related ancillary activities that we acquired on March 27, 2000. From April 1997 to March 2000, subsidiaries of FUMI carried on these activities. The operations of FUMI's indirect subsidiaries, Imperial Parking Limited and Impark Services Ltd., consisted of operating and managing parking facilities in Canada and the United States and carrying on other parking related activities.

         FUR Parking Business. The FUR Parking Business consisted primarily of owning 15 parking properties in Canada. From April 1997 to March 2000, subsidiaries of First Union operated this business, including leasing the properties to FUMI for operation and management.

         Periods Presented. The results of operations for the years ended December 31, 1998, 1999 and 2000 combine the results of the FUMI Parking Business and the FUR Parking Business on a pro forma basis as if the March 27, 2000 transactions had been completed at the commencement of the earliest of the periods presented. We have presented the information in this manner to assist the reader, as we believe it is the most meaningful way to consider and evaluate the Company in its current form. In doing this we are not indicating what the results of operations would actually have been if the businesses had been combined on those dates.

OVERVIEW

         We operate parking facilities under three types of arrangements: leases, management contracts, and fee ownership. These three types are discussed further in this report under Item 1. Business.

Revenues consist of parking revenues from leased and owned facilities, and revenues earned in accordance with the terms of management contracts. The following table sets out the pro forma revenues earned from each of the three operating arrangements for each of the three years ended December 31, 2000:


                                                          YEAR ENDED DECEMBER 31,
                                    1998                          1999                            2000
                         ------------------------------------------------------------------------------------------
                                                          (DOLLARS IN THOUSANDS)

Leased Facilities           $ 44,610          82.5%        $ 50,196          85.0%          57,586           84.9%
Managed Facilities             7,967          14.7%           7,193          12.2%           8,615           12.7%
Owned Facilities               1,510           2.8%           1,676           2.8%           1,608            2.4%
                            --------          -----        --------          -----        --------           -----
Total                       $ 54,087           100%        $ 59,065           100%        $ 67,809            100%
                            --------          -----        --------          -----        --------           -----


The number of facilities operated as at each fiscal year end under each of these arrangements is as follows:


                                                                  AS AT DECEMBER 31,
                                                        ------------------------------------
                                                          1998           1999           2000
                                                          ----           ----           ----

                        Leased Facilities                  514            490            502
                        Managed Facilities               1,015            915            948
                        Owned Facilities                    15             15             15
                                                         -----          -----          -----
                                                         1,544          1,420          1,465
                                                         -----          -----          -----



In 1999 we disposed of 155 locations on the sale of two of our subsidiaries, Robbins Parking Services Ltd. (4 leased and 137 managed locations), and Imperial Parking (Asia) Ltd. (12 leased and 2 managed locations).

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Total revenues, on a pro forma basis, increased $8.7 million, or 14.7%, to $67.8 million for fiscal 2000 compared to $59.1 million for fiscal 1999. This increase was principally attributable to greater revenues from leased facilities as detailed below.

         Pro forma revenues from leased facilities for fiscal 2000 increased to $57.6 million from $50.2 million in fiscal 1999, an increase of $7.4 million, or 14.7%. The increase is primarily a result of commencing operations in San Francisco in February 2000, and specifically the opening of the Pacific Bell baseball stadium in April 2000, which contributed $5.7 million in lease revenue. The acquisition in April 2000 of ten leased facilities upon the purchase of E-Z Park and subsequent organic growth in Cincinnati, also generated $1.7 million of additional lease revenue in fiscal 2000. A further $1.6 million of additional lease revenue was generated in fiscal 2000 from converting a significant urban mid-west U.S. parkade in December 1999 from a management contract to a lease. These increases were offset by the sales in 1999 of the Robbins Parking and Asian divisions which had generated $2.0 million of lease revenue in 1999.

         Pro forma revenues from management contracts for fiscal 2000 increased to $8.6 million from $7.2 million in fiscal 1999, an increase of $1.4 million or 19.4%. The increase is attributed to organic growth and increased management fees on existing locations of $1.7 million offset by the sales in 1999 of the Robbins Parking and Asian operations which had generated $0.3 million of management contract revenue in 1999.

         Pro forma direct costs in fiscal 2000 increased to $50.7 million from $44.4 million in fiscal 1999, an increase of $6.3 million or 14.2%. This increase was attributable to higher rent expense from the start of operations in San Francisco, the acquisition of E-Z Park and the conversion of the urban mid-west U.S. parkade to a lease arrangement. Rent expense increased from $29.0 million for fiscal 1999 to $35.4 million for fiscal 2000, an increase of $6.4 million or 22.1%. Rent as a percentage of revenues, excluding Robbins and Asia, increased from 51.6% to 52.2% for fiscal 1999 and 2000, respectively. Offsetting this increase in direct costs was the effect of the sales in 1999 of the Robbins and Asian operations which incurred $2.1 million of direct costs in fiscal 1999. An increase of $2.0 million in other operating expenses related to the increase in lease revenue accounted for the remaining change in direct costs for fiscal 2000 over fiscal 1999. Direct costs as a percentage of revenues decreased to 74.8% in fiscal 2000 from 75.1% in fiscal 1999.

         Pro forma general and administrative expenses increased $1.2 million to $11.4 million for fiscal 2000 from $10.2 million for fiscal 1999. Expenses in 1999 included an adjustment for an employee severance provision accrued in 1998, but which was determined to be over-accrued by $1.8 million and reversed in 1999. 1999 also included additional severance of $0.9 million and $0.4 million related to the Robbins and Asian operations sold in 1999. Excluding these three items, general and administrative expenses for 1999 were $10.7 million. The increase in 2000 over 1999 includes $0.4 million related to growth in new cities (Cincinnati, San Francisco, Cleveland and New York) and $0.2 million of compensation expense for shares and options issued to directors and management in 2000. General and administrative expenses, excluding severance, as a percentage of pro forma total revenues decreased to 16.8 % for the fiscal 2000 compared to 18.8 % for fiscal 1999.

         Depreciation and amortization for fiscal 2000 decreased to $4.8 million from $5.0 million in fiscal 1999, a decrease of $0.2 million or 4.0%, as a result of the full amortization of certain management and lease agreements which are amortized over the term of the agreements.

         In fiscal 2000, other income of $0.4 million reflects interest earned on cash balances and other investments of $0.7 million partially offset by corporate tax expense of $0.3 million. No interest income was recorded in the 1999 pro forma results.

         The provision for deferred income taxes, including $0.8 million for non-deductible goodwill amortization, would have been $1.7 million higher for fiscal 2000, except for credit of $1.7 million for the change in the valuation allowance against the deferred tax asset representing loss carry forwards in Canada. The Company's loss carry forwards in Canada are fully recognized in the financial statements at December 31, 2000. The valuation allowance at December 31, 2000 is $0.9 million and largely represents the expectation that the losses will be utilized at rates lower than currently in effect. We will provide for a deferred tax expense at statutory rates in 2001 based on pre-tax income adjusted for non-deductible goodwill amortization. Current taxes payable for 2001 will be limited to capital and state taxes.

         Pro forma net earnings for fiscal 2000 were $1.3 million - an increase of $2.1 million from the $0.8 million loss for fiscal 1999. This increase is primarily due to increased gross margin of $2.4 million, lower other operating expenses of $0.8 million, and higher other income of $0.7 million offset by the reversal in 1999 of over-accrued severance of $1.8 million.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Total revenues, on a pro forma basis, increased $5.0 million, or 9.2%, to $59.1 million for fiscal 1999 compared to $54.1 million for fiscal 1998. This increase was principally attributable to greater revenues from leased facilities, as detailed below.

         Pro forma revenues from leased facilities increased $5.6 million, or 12.6%, to $50.2 million for fiscal 1999 as compared to $44.6 million for fiscal 1998. This increase was driven by new business growth, primarily in Calgary, Alberta, Toronto, Ontario, Minneapolis, Minnesota and Milwaukee, Wisconsin where 15 major new leased facilities were added during the period. Also, the parking revenues have been reduced in 1999 versus 1998 by $1.5 million as a result of the Robbins Parking and Asian operations sold during the year.

         Pro forma revenues from management contracts decreased $0.8 million, or 9.7%, to $7.2 million for fiscal 1999 as compared to $8.0 million for fiscal 1998. This decrease resulted primarily from FUMI cancelling the agreements for Impark to manage its U.S. properties in October 1998. Also, the parking revenues have been reduced in 1999 versus 1998 by $0.4 million as a result of the Robbins Parking and Asian operations sold during the year.

         Pro forma direct costs increased $5.2 million, or 13.2%, to $44.4 million for fiscal 1999 from $39.2 million for fiscal 1998. This increase was due principally to increased rents of $4.8 million on the 15 major new lease facilities added during the year. The remaining increase was primarily due to increased payroll cost of $0.5 million on the 15 new facilities. Direct costs, as a percentage of total revenues, increased to 75.1% for fiscal 1999 from 72.5% for fiscal 1998. The increase was primarily attributable to the 15 large new lease deals in Calgary, Toronto, Minneapolis and Milwaukee. A number of these locations were unprofitable or only marginally profitable in their first year. New lease locations may require a few years to achieve their revenue and profit potential. In order to maximize the financial performance of a new lease, we would make physical and operational changes that include but are not limited to, providing better lighting, developing new pricing and marketing policies, implementing new safety and security procedures, upgrading signage and parking equipment and redirecting traffic flow. Also, the direct costs have been reduced in 1999 versus 1998 by $1.5 million as a result of the Robbins Parking and Asian operations sold during the year.

         Pro forma general and administrative expenses decreased by $4.8 million, or 31.6%, to $10.2 million for fiscal 1999 from $15.0 million for fiscal 1998. The decrease was primarily due to an employee severance provision of $2.4 million in 1998. This provision was ultimately determined to be over-accrued by $1.8 million which was reversed in 1999. This reversal was partially offset by a severance provision in 1999 of $0.9 million. The decrease was also partially attributable to $1.1 million higher U.S. expansion costs for fiscal 1998. Also, general and administrative expenses have been reduced in 1999 versus 1998 by $0.2 million as a result of the Robbins Parking and Asian operations sold during the year. General and administrative expenses, before taking into account severance, decreased as a percentage of total revenue from 23.3% in 1998 to 18.8% in 1999. This was a result of management efforts to reduce general and administrative expenses and the effect of spreading general and administrative expenses over a greater revenue base.

         Depreciation and amortization decreased from $5.4 million for fiscal 1998 to $5.0 million for fiscal 1999, a decrease of $0.4 million. The decrease was attributable to lower depreciation and amortization on management contracts and agreements in 1999 than in 1998 as they became fully amortized during this period.

         On a pro forma basis there was no interest expense for fiscal 1999 as the bank and related party debt has been considered repaid. For fiscal 1998 interest expense on a pro forma basis was $0.8 million on debt owing to a former shareholder. This debt was repaid in June 1998.

         Other expenses in fiscal 1998 included a write-down in the value of goodwill of $15.0 million at the fiscal year end. Goodwill was primarily created on the push-down of the acquisition of the business of Impark Holdings by FUMI in April 1997. Due to the losses incurred in the FUMI Parking Business since its acquisition, at December 31, 1998 the management of FUMI and of a predecessor to the Company assessed the recoverability of the net book value of goodwill. This review was made by comparing the net book value of the estimates of future cash flows from the FUMI Parking Businesses. As a results of this review, an impairment charge in goodwill of $15.0 million was recorded.

         Net loss on a pro forma basis decreased from $22.2 million for fiscal 1998 to $0.8 million for fiscal 1999, a decrease of $21.4 million. The decrease was primarily due to recording in 1998 the $15.0 million goodwill write-down combined with lower general and administrative expenses of $4.8 million, lower interest costs of $0.8 million, lower depreciation and amortization of $0.4 million and reduced other expenses of $0.6 million, offset by decreased gross margin of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000 we had cash of $8.3 million. Of this amount, $2.7 million is restricted, including $2.3 million in support of a lien bond that was issued during the third quarter while we negotiate final costs with the contractor of the San Francisco Giants development. We estimate that up to approximately $1.0 million will be required to complete funding of the development costs of the stadium parking based on a total estimated cost of $7.8 million.

         For fiscal 2000, we used $2.7 million of cash in operating activities. This amount included uses of cash resulting from the following:- (i) $4.0 million of prepaid parking revenue from the Giants baseball season ticket holders that was part of the cash balances of the FUMI Parking Business acquired in March 2000 and subsequently remitted to the landlords of the parking facilities over the course of the 2000 baseball season; (ii) $2.7 million of cash which has been restricted, principally to support a lien bond issued in conjunction with the negotiation of final costs of the San Francisco Giants parking facility; and (iii) $2.2 million deposited with Canada Customs and Revenue Agency on account of a previously provided liability from a legal dispute over the taxable nature of parking violation notice revenue in Canada. The dispute was settled in June 2000. We do not expect to make any further payments in settlement of the tax liability in excess of the $2.2 million deposited. Excluding the impact of these three items, we generated $6.2 million of cash from operations for fiscal 2000.

         We acquired $14.4 million of cash at the time of the acquisition of the FUMI Parking Business by way of $8.1 million of cash in the FUMI Parking Business and $6.3 million of cash contributed, net of repayment of outstanding credit facilities, by First Union. In addition to funding the cash used in operating activities, the cash was used to repurchase 284,762 shares during the year at a cost of $4.7 million. We purchased a further 30,835 shares in January 2001 at a cost of $0.5 million.

         Further uses of cash in fiscal 2000 included $1.1 million of capital expenditure on fixed assets, $1.2 million for the acquisition of EZ Park and $1.9 million of development costs for the Giants project.

         In October, 2000 we finalized a new $20 million credit facility with HSBC Bank Canada. This facility will be used to support working capital, establish letters of credit and fund capital investment opportunities. As at December 31, 2000, we had not drawn down on the credit facility. We may need letters of credit for bids on larger lease or management contracts.

         In the next 12 months, we anticipate the working capital necessary to satisfy current obligations will be generated from operations, available cash and our new bank facility.

         Depending on the timing and magnitude of future investment opportunities, which could be in the form of leased or purchased properties, joint ventures and acquisitions, we anticipate the cash required to come from operations, the new bank facility, a rights offering or an equity offering.

         In the future, if we identify investment opportunities requiring cash in excess of operating cash flows and credit facilities, we may seek additional sources of capital, including the sale or issuance of Impark common stock or a rights offering, or amending our credit facility to obtain additional indebtedness. No assurances can be given that such increases would be available at the time needed to complete any such transaction.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes consistent accounting and reporting standards for derivative instruments and for hedging activities. As of December 31, 2000, we have not adopted this standard and do not expect to do so prior to its required application date. As of December 31, 2000, we believe we have not entered into significant instruments that are subject to SFAS 133, and that the initial adoption of SFAS 133 will not have a material impact on our consolidated financial statements.

FOREIGN CURRENCY EXPOSURE

         We operate wholly-owned subsidiaries in Canada. Total historical revenues from Canadian operations amounted to $0.6 million and $38.3 million for fiscal years 1999 and 2000, respectively. We intend to continue to invest in Canadian leased or owned facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is limited as the Canadian dollar revenues have to date been significantly offset by Canadian dollar operating costs. Presently, we have no formal hedging programs. We anticipate implementing a hedging program if such risk materially increases.

IMPACT OF INFLATION AND CHANGING PRICES

         Our primary sources of revenues are parking revenues from owned and leased locations and management contract revenue (net of expense reimbursements). In the years ended December 31, 1999 and 2000 inflation had a limited impact on our operations.

QUARTERLY RESULTS

         We may experience fluctuations in our income from quarter to quarter due to fluctuations in revenues and related expenses due to acquisitions, pre-opening costs, travel and transportation patterns affected by weather and calendar related events, and local and national economic conditions. Additionally, we manage the parking for a number of sports stadiums and arenas and our income can be affected by the relative degree of success of various sports teams.

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

         This report includes various forward-looking statements regarding us and our business that are subject to risks and uncertainties, including, without limitation, the factors set forth below. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         The following important factors, in addition to those discussed elsewhere in this report, and the documents which are incorporated herein by reference, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

-- successfully integrating past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

-- successful implementation of our operating and growth strategy, including possible strategic acquisitions;

-- fluctuations in quarterly operating results caused by a variety of factors including the timing of gains on sales of owned facilities, pre-opening costs, changes in our cost of borrowing, effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports and local, national and international economic conditions;

-- our ability to form and maintain our strategic relationships with certain large real estate owners and operators;

--       global and regional economic factors;

-- compliance with laws and regulations, including, without limitation, environmental, antitrust and consumer protection laws and regulations at the federal, state, provincial, local and international levels.


Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         To December 31, 2000, we have not entered into significant derivative instruments either for hedging or speculative purposes. As of December 31, 2000, we had no such instruments outstanding. We will periodically hold excess available cash in cash equivalents which are short-term deposits at major financial institutions with terms to maturity at the date of acquisition of three months or less.

Interest Rates

         Our primary exposure to market risk consists of changes in interest rates on cash invested in short-term deposits which are all included in cash equivalents on our consolidated balance sheet. Changes in interest rates could impact our anticipated real rate of return. However, due to the short-term nature of such investments, the risk of loss to market is not significant.

Foreign Currency Exposure

         We operate wholly-owned subsidiaries in Canada. Total revenues from Canadian operations amounted to $38.3 million for the year ended December 31, 2000 as detailed in Note 14 to the Financial Statements. We intend to continue to invest in Canadian leased or owned facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is limited as the Canadian dollar revenues have to date been significantly offset by Canadian dollar operating costs. Presently, we have no formal hedging programs. We anticipate implementing a hedging program if such risk materially increases.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements listed in Item 14(a)1 and 14(a)2 are included in this report on pages F-1 through F-6.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2001 Annual Meeting of Shareholders except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K.


Item 11. EXECUTIVE COMPENSATION

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2001 Annual Meeting of Shareholders.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2001 Annual Meeting of Shareholders.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2001 Annual Meeting of Shareholders.

PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.    FINANCIAL STATEMENTS

         The following financial statements are filed as part of this report:


                                                                                                   Page
                                                                                                   ----

     Independent Auditors' Report...................................................................F-1
     Consolidated Financial Statements:
         Balance Sheets as of December 31, 2000 and 1999............................................F-2
         Statements of Operations for the years ended December 31, 2000, 1999 and 1998..............F-3
         Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998....F-4
         Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998...............F-5
         Notes to Consolidated Financial Statements.................................................F-6


2.       FINANCIAL STATEMENTS SCHEDULES

         None

         Financial statement schedules have been omitted because they are not applicable.


  3.     EXHIBITS

         Each exhibit listed below in the Index to Exhibits is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk ("*"); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Index to Exhibits
-----------------

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


  Exhibit No.     Description
  -----------     -----------


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

         10.10*    Form of $20.0 million Credit Facility dated as of September
                   20, 2000 by and among HSBC Bank Canada, the Company, Imperial
                   Parking Canada Corporation, Imperial Parking (U.S.), Inc. and certain affiliates.

         21.1*     Subsidiaries of the Registrant.


(b)      REPORT ON FORM 8-K

         The following reports on Form 8-K were filed by the Company during the last quarter of fiscal year ended December 31, 2000:

         December 12, 2000 - Item 5. Other events - Presentation to analysts or other financial institutions.

         December 27, 2000 - Item 5. Other events - Repurchase of outstanding common shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IMPERIAL PARKING CORPORATION


Date:    March 20, 2001                By: /s/ J. BRUCE NEWSOME

-----------------------                ---------------------------------.
                                       J. Bruce Newsome
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Name                                        Title                           Date
         ----                                        -----                           ----
/s/ CHARLES E. HUNTZINGER         President, Chief Executive Officer            March 20, 2001
-------------------------         and Director
Charles E. Huntzinger             (Principal Executive Officer)


/s/ J. BRUCE NEWSOME              Senior Vice President, Finance                March 20, 2001
--------------------              and Chief Financial Officer
J. Bruce Newsome                  (Principal Financial and Accounting Officer)


/s/ WILLIAM A. ACKMAN             Chairman of the Board of Directors            March 20, 2001
---------------------
William A. Ackman


/s/ DANIEL P. FRIEDMAN            Vice-Chairman of the Board of Directors       March 20, 2001
----------------------
Daniel P. Friedman


/s/ TALTON R. EMBRY               Director                                      March 20, 2001
-------------------
Talton R. Embry


/s/ ARMAND E. LASKY               Director                                      March 20, 2001
-------------------
Armand E. Lasky


/s/ BETH A. STEWART               Director                                      March 20, 2001
-------------------
Beth A. Stewart


/s/ MARY ANN TIGHE                Director                                      March 20, 2001
------------------
Mary Ann Tighe


/s/ DAVID J. WOODS                Director                                      March 20, 2001
------------------
David J. Woods

                       REPORT OF INDEPENDENT ACCOUNTANTS

AUDITORS' REPORT TO THE SHAREHOLDERS


We have audited the consolidated balance sheets of Imperial Parking Corporation as at December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Parking Corporation as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Chartered Accountants


Vancouver, Canada

January 26, 2001

IMPERIAL PARKING CORPORATION
Consolidated Balance Sheets
(Stated in thousands of United States dollars)

December 31, 2000 and 1999


----------------------------------------------------------------------------------------------------
                                                                                2000            1999
----------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                               $ 5,615         $ 1,984
     Restricted cash (note 17(b))                                              2,688              --
     Accounts receivable                                                       3,561              30
     Receivables from related parties                                             --           1,717
     Current portion of recoverable development costs                            969              --
     Inventory                                                                   748              --
     Deposits and prepaid expenses                                               821              --
     Deferred income taxes (note 11)                                           1,700              --
----------------------------------------------------------------------------------------------------
                                                                              16,102           3,731

Recoverable development costs                                                  4,614              --

Notes receivable from related parties (note 4)                                    --          17,330

Fixed assets (note 5)                                                         14,299           8,721

Management and lease agreements (note 6)                                         416              --

Other assets (note 7)                                                          2,829             331

Goodwill (note 8)                                                             41,131              --

----------------------------------------------------------------------------------------------------
                                                                             $79,391         $30,113
====================================================================================================



------------------------------------------------------------------------------------------------------
                                                                                2000             1999
------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
     Rents payable                                                           $ 6,871         $     --
     Trade accounts payable and other accrued liabilities                      3,153              254
     Payable to employees and former employees                                 2,895               --
     Sales tax payable                                                         1,370               --
     Payable to related parties                                                   --              403
     Deferred revenue                                                          1,717               --
------------------------------------------------------------------------------------------------------
                                                                              16,006              657

Note payable to First Union (note 10)                                             --           28,061

Other long-term liabilities                                                    1,656               --

Deferred income taxes (note 11)                                                1,700               24
------------------------------------------------------------------------------------------------------
                                                                              19,362           28,742

Stockholders' equity (note 12):
     Common stock $0.01 par value; 10,000,000 shares authorized:
         1,843,000 shares issued and outstanding                                  18               --
     Additional paid-in capital                                               59,991           17,017
     Retained earnings (deficit)                                               1,464          (14,984)
     Accumulated other comprehensive income (loss):
         Foreign currency translation adjustment                              (1,444)            (662)
------------------------------------------------------------------------------------------------------
                                                                              60,029            1,371
------------------------------------------------------------------------------------------------------

                                                                            $ 79,391         $ 30,113
======================================================================================================


Commitments and contingencies (note 17)
Subsequent event (note 18)


See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Consolidated Statements of Operations
(Stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

-----------------------------------------------------------------------------------------------------
                                                               2000             1999            1998
-----------------------------------------------------------------------------------------------------
Revenues                                                    $53,305         $    582         $   454
Direct costs                                                 39,818                2              12
-----------------------------------------------------------------------------------------------------

Gross margin                                                 13,487              580             442

Other expenses:
     General and administrative                               8,758                -               -
     Depreciation and amortization                            3,710               43              45
-----------------------------------------------------------------------------------------------------
                                                             12,468               43              45
-----------------------------------------------------------------------------------------------------

Operating income                                              1,019              537             397

Other income (expense):
     Interest income                                            744                -               -
     Interest income on notes receivable from
       related companies                                      1,035            4,032           3,725
     Interest expense on note payable to FUR                   (786)          (3,044)         (2,757)
     Allowance for credit losses                                  -          (19,000)              -
     Other                                                        -               66               -
-----------------------------------------------------------------------------------------------------
                                                                993          (17,946)            968
-----------------------------------------------------------------------------------------------------

Income (loss) before income taxes                             2,012          (17,409)          1,365

Income taxes (note 11):
     Current (recovery)                                         272              (97)            380
     Deferred                                                     -               11              12
-----------------------------------------------------------------------------------------------------
                                                                272              (86)            392
-----------------------------------------------------------------------------------------------------

Net income (loss)                                             1,740          (17,323)            973

Other comprehensive income (loss):
     Foreign currency translation adjustments                  (782)           1,143          (1,278)
-----------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                 $   958         $(16,180)        $  (305)
=====================================================================================================

Basic and diluted income (loss) per share
   (note 13)                                                $  0.83         $  (8.14)        $ (0.46)
=====================================================================================================

See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Consolidated Statements of Stockholders' Equity
(Stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Foreign               Compre-
                                                          Common stock     Additional  Retained    currency               hensive
                                                        ----------------    paid-in    earnings   translation              income
                                                         Number   Amount    capital   (deficit)    adjustment      Total   (loss)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                   --    $--     $ 17,017    $  1,366      $  (527)   $ 17,856
Net income                                                   --     --           --         973           --         973  $    973
Foreign currency translation adjustment                      --     --           --          --       (1,278)     (1,278)   (1,278)
------------------------------------------------------------------------------------------------------------------------  --------

Balance, December 31, 1998                                   --     --       17,017       2,339       (1,805)     17,551  $   (305)
                                                                                                                          ========

Loss for the year                                            --     --           --     (17,323)          --     (17,323) $(17,323)
Foreign currency translation adjustment                      --     --           --          --        1,143       1,143     1,143

------------------------------------------------------------------------------------------------------------------------  --------

Balance, December 31, 1999                                   --     --       17,017     (14,984)        (662)      1,371  $(16,180)
                                                                                                                          ========
Contributions by First Union:
   To repay outstanding credit facility                      --     --       26,369          --           --      26,369
   Interest in limited liability company                     --     --        3,413          --           --       3,413
   Cash for working capital and to fund future
     costs of limited liability company                      --     --        5,879          --           --       5,879
   In settlement of obligations to related parties           --     --        8,020          --           --       8,020
   To acquire net assets of FUMI parking related
     business                                                --     --       18,604          --           --      18,604

Net income                                                   --     --           --       1,740           --       1,740  $  1,740

Foreign currency translation adjustment                      --     --           --          --         (782)       (782)     (782)

Capitalization of Impark, par value of $0.01
  per share                                           2,121,318     21      (14,708)     14,708           --          21

Shares issued to directors                                6,444     --          114          --           --         114
Purchase of fractional shares                                --     --          (24)         --           --         (24)
------------------------------------------------------------------------------------------------------------------------
                                                      2,127,762     21       64,684       1,464       (1,444)     64,725

Shares repurchased                                     (284,762)    (3)      (4,693)         --           --      (4,696)
------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity, December 31, 2000         1,843,000    $18     $ 59,991    $  1,464      $(1,444)    $60,029
========================================================================================================================  --------

Comprehensive income                                                                                                      $    958
==================================================================================================================================

See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Consolidated Statements of Cash Flows
(Stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998


---------------------------------------------------------------------------------------------------
                                                                 2000          1999           1998
---------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
     Net income (loss)                                       $  1,740       $(17,323)       $   973
     Adjustments to reconcile net income to cash
       provided by operating activities:
         Depreciation and amortization                          3,710             43             45
         Recovery of recoverable development costs                811             --             --
         Interest income capitalized to note
           receivable                                            (697)        (2,688)        (2,487)
         Interest expense capitalized to note
           payable to First Union                                 786          2,740          2,469
         Shares issued for non-cash consideration                 114             --             --
         Deferred income taxes                                     --             11             12
         Allowance for credit losses                               --         19,000             --
     Changes in non-cash working capital items:
         Restricted cash                                       (2,688)            --             --
         Accounts receivable                                     (714)           (21)             6
         Inventory                                                135             --             --
         Deposits and prepaid expenses                           (156)            --             --
         Rents payable                                           (397)            --             --
         Trade accounts payable and other
           accrued liabilities                                    571            (53)          (425)
         Payable to employees and former
           employees                                              (11)            --             --
         Sales tax payable                                     (1,578)            --             --
         Deferred revenue                                      (4,211)            --             --
         Interest receivable on notes receivable
           from related parties                                     8           (346)            --
         Receivables from related parties                        (127)          (582)          (469)
---------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities       (2,704)           781            124

Cash flows provided by (used in) investing activities:
     Purchase of fixed assets                                  (1,115)            (5)          (141)
     Acquisition of minority interest in FUMI parking
       related business                                          (453)            --             --
     Repayment of outstanding credit facilities               (26,369)            --             --
     Cash portion of business acquired                          8,123             --             --
     Acquisition of parking business                           (1,219)            --             --
     Change in other assets                                     1,597             --             --
     Increase in recoverable development costs                 (1,852)            --             --
---------------------------------------------------------------------------------------------------
     Net cash used in investing activities                    (21,288)            (5)          (141)

Cash flows provided by (used in) financing activities:
     Cash contributions                                        32,701             --             --
     Purchase of common shares                                 (4,720)            --             --
     Change in other liabilities                                  (25)            --             --
     Increase in amount due to FUMI                                --            (11)           333
---------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing
       activities                                              27,956            (11)           333

Effect of exchange rate changes on cash and cash
   equivalents                                                   (333)            91            (70)
---------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                           3,631            856            246

Cash and cash equivalents, beginning of year                    1,984          1,128            882
---------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                        $ 5,615         $1,984         $1,128
===================================================================================================

Supplementary information:
     Interest paid                                            $    --         $  408         $  288
     Income taxes paid                                            491             --          1,159
     Non-cash transactions:
         Interest income capitalized to notes
           receivable                                             697          2,688          2,487
         Shares issued for non-cash consideration                 114             --             --
===================================================================================================

See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

1.   OPERATIONS:

     Imperial Parking Corporation (the "Company") is the corporation, which resulted from the combination, on March 27, 2000, of the Canadian parking facilities of First Union Real Estate Equity and Mortgage Investments (the "FUR Parking Business") and the parking related businesses of First Union Management, Inc. (the "FUMI Parking Business") which consisted of the following:

     FUR Parking Business - The FUR Parking Business, constituting the parking assets and operations of First Union Real Estate Equity and Mortgage Investments ("First Union"), consisted primarily of 15 owned parking properties in Canada. Since April 1997, subsidiaries of First Union operated this business, including leasing the properties to First Union Management, Inc. ("FUMI") for operations and management.

     FUMI Parking Business - The FUMI Parking Business consisted of the parking services and related ancillary activities that have been continued into Impark. Since April 1997, subsidiaries of FUMI carried on these activities. The continuing operations of FUMI's indirect subsidiaries, Imperial Parking Limited and Impark Services Ltd., consisted of operating and managing parking facilities in Canada and the United States and carrying on other parking related activities.

     For financial reporting purposes, the Company is considered to be a continuation of the FUR Parking Business and the comparative financial statements solely reflect its operations. The accompanying consolidated financial statements reflect the Company's acquisition of the FUMI Parking Business, which has been accounted for with effect from the close of business on March 31, 2000 (note 3).


2.   SIGNIFICANT ACCOUNTING POLICIES:

     (a) Basis of presentation:

         These financial statements are prepared on a consolidated basis to present the financial positions and results of operations of the Company and its subsidiaries all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (b) Use of estimates:

         The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to assessment of the outcome of contingencies, valuation of goodwill, estimation of the useful lives of fixed assets, management and lease agreements and goodwill in determining depreciation and amortization, and the extent and timing of recoverability of loss carryforwards. Actual amounts may differ from the estimates applied in the preparation of these financial statements.

     (c) Cash equivalents:

         Cash equivalents consist of certificates of deposit with an initial term of less than three months. For purposes of the statements of cash flows, the Company considers all highly liquid instruments with original terms to maturity of three months or less when acquired to be cash equivalents.

     (d) Inventory:

         The Company's inventory consists of equipment parts and supplies and is recorded at the lower of cost, determined on a first-in, first-out basis, and replacement cost.

     (e) Fixed assets:

         Fixed assets are recorded at cost. Depreciation and amortization is provided as follows:

         ----------------------------------------------------------------------
         Asset                                        Basis                Rate
         ----------------------------------------------------------------------
         Buildings and improvements           straight-line       over 40 years
         Furniture and fixtures           declining-balance                 20%
         Equipment                        declining-balance         20% and 30%
         Automotive equipment             declining-balance                 30%
         ----------------------------------------------------------------------

         Leasehold improvements are depreciated straight-line over the shorter of the lease term or the estimated useful life of the asset. Routine maintenance and repairs are expensed as incurred.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (f) Management and lease agreements:

         Management and lease agreements are recorded at cost and represent the Company's investment in parking lot agreements. Cost is based upon the estimated fair value of the agreements at the time of the acquisition determined using the discounted estimated future cash flow from these agreements. Amortization is provided over the lives of the related agreements in amounts equal to the discounted future cash flows used to measure their original cost.

     (g) Impairment of fixed assets and management and lease agreements:

         The Company accounts for fixed assets and management and lease agreements in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell.

     (h) Recoverable development costs:

         Recoverable development costs are recoverable from landlords on a straight-line basis over the term of the related parking lot leases which range from 1.5 to 9.5 years.

     (i) Goodwill:

         Goodwill represents the excess of cost over the value assigned to the net assets acquired on business acquisitions. Goodwill is amortized on a straight line basis over 20 years.

         The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (j) Income taxes:

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (ii) operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not more likely than not that deferred tax assets will be realized, a valuation allowance is provided.

     (k) Revenue recognition:

         Revenues consist of the parking revenues from managed and leased locations. Revenues from managed locations represent revenues (both fixed fees and additional payments based upon parking revenues) from facilities managed for other parties and miscellaneous management fees for accounting, insurance and other ancillary services such as consulting and transportation management services. Parking and management contract revenues are recognized when earned in accordance with the terms of the agreements. Revenues from leased locations are recognized in accordance with the terms of the agreements. Deferred revenue primarily represents revenue received in advance of its due date.

     (l) Foreign currency translation:

         The functional currency of the Company's operations in the United States is the United States dollar. For facilities and operations located in Canada, the functional currency is the Canadian dollar ("Cdn.").

         The assets and liabilities of the Canadian operations are translated into United States dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated at the rates of exchange prevailing during the year. The gains or losses resulting from these translations are excluded from the determination of income and included in the separate foreign currency translation account within shareholders' equity. Other exchange gains and losses are included in the determination of income.

     (m) Comprehensive income:

         To the Company, comprehensive income consists of net income and the change in the foreign currency translation amount for the year and is presented in the consolidated statements of stockholders' equity as other comprehensive income. Comprehensive income does not affect the Company's financial position, results of operations or income (loss) per share.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (n) Income per share:

         Basic earnings per common share is calculated by dividing net income
         (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares assuming conversion of all potentially dilutive stock options. The weighted average number of shares outstanding gives retroactive effect to the shares issued on the formation of the Company.

     (o) Stock option plan:

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company values variable priced stock options issued based upon an option-pricing model and recognizes this value as an expense over the period in which the options vest. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to apply the intrinsic value-based method of accounting described above, and will adopt the disclosure requirements of SFAS No. 123.


3.   ACQUISITION OF BUSINESSES:

     (a) FUMI Parking Business:

         On March 27, 2000 the Company was formed through a series of transactions involving the combination of the FUR Parking Business and the FUMI Parking Business. For accounting purposes the FUR Parking Business has been treated as acquiring the FUMI Parking Business with effect from the close of business on March 31, 2000 and has accounted for the acquisition using the purchase method. The fair value of the assets acquired and liabilities assumed of the FUMI Parking Business were as follows:

         -----------------------------------------------------------------------

         Working capital deficit                                       $(10,281)
         Other assets and liabilities, net                                6,276
         Fixed assets                                                     5,659
         Management and lease agreements                                    763
         Goodwill                                                        42,556
         -----------------------------------------------------------------------
                                                                         44,973
         Indebtedness                                                   (26,369)
         -----------------------------------------------------------------------

                                                                       $ 18,604
         -----------------------------------------------------------------------

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

3.   ACQUISITION OF BUSINESSES (CONTINUED):

     (a) FUMI Parking Business (continued):

         Included in the working capital deficit was $8.1 million of cash in the FUMI Parking Business.

         The results of operations of the FUMI Parking Business for the years ended December 31, 1999 and 1998 and the three months ended March 31, 2000, are summarized as follows:

         ------------------------------------------------------------------------------------
                                                    March 31,     December 31,   December 31,
                                                      2000            1999           1998
         ------------------------------------------------------------------------------------
                                                  (unaudited)

         Revenues                                    $14,901        $60,145       $ 54,087
         Direct costs                                 10,997         44,939         39,638
         ------------------------------------------------------------------------------------

         Gross margin                                  3,904         15,206         14,449

         Other expenses:
              General and administrative               2,667         10,236         14,972
              Depreciation and amortization            1,051          4,984          5,398
         ------------------------------------------------------------------------------------
                                                       3,718         15,220         20,370
         ------------------------------------------------------------------------------------

         Operating income (loss)                         186            (14)        (5,921)

         Other expense                                (1,507)        (6,303)       (22,034)
         ------------------------------------------------------------------------------------

         Loss from continuing operations             $(1,321)       $(6,317)      $(27,955)
         ====================================================================================

         Results from April 1, 2000 onwards are included in the consolidated results of the Company.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

3.   ACQUISITION OF BUSINESSES (CONTINUED):

     (a) FUMI Parking Business (continued):

         The following unaudited pro forma statements of operations for the years ended December 31, 2000 and 1999 reflect the acquisition of the FUMI Parking Business as if it had been completed as of January 1, 1999. Certain inter-company transactions have been eliminated and acquisition transactions reflected in the pro forma statement as noted below. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the dates indicated or that may be obtained in the future.

         --------------------------------------------------------------------------------
                                                                      2000         1999
         --------------------------------------------------------------------------------
                                                                  (unaudited)

         Revenue                                                    $67,809       $59,065
         Direct costs                                                50,688        44,359
         --------------------------------------------------------------------------------
         Gross margin                                                17,121        14,706

         Other expenses:
              General and administrative                             11,425        10,236
              Depreciation and amortization                           4,761         5,027
         --------------------------------------------------------------------------------
                                                                     16,186        15,263
         --------------------------------------------------------------------------------

         Operating income (loss)                                        935          (557)
         Other income (expense)                                         411          (279)
         --------------------------------------------------------------------------------

         Income (loss) for the year                                 $ 1,346       $  (836)
         ================================================================================

         Earnings (loss) per share - basic and diluted              $  0.64       $ (0.39)
         ================================================================================


         Unaudited pro forma consolidated results after giving effect to the other businesses acquired during the year would not have been materially different from the reported amounts for the year.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

3.   ACQUISITION OF BUSINESSES (CONTINUED):

     (a) FUMI Parking Business (continued):

         In preparing the pro forma statements of operations the results of the Company and the FUMI Parking Business were combined and the following transactions eliminated:

         ------------------------------------------------------------------------------------
                                                                  March 31,      December 31,
                                                                     2000            1999
         ------------------------------------------------------------------------------------
         Revenue:
              Inter-entity lease fees                             $   127         $   582
              Asset management fee                                    270           1,080

         Direct cost:
              Inter-entity lease fees                                 127             582

         Interest expense (income):
              Inter-entity interest income                         (1,035)         (4,032)
              Inter-entity interest expenses                        1,035           4,032
              Interest expense on note payable capitalized            786           3,044
              Interest expense on long-term debt                      411           1,840

         Other expense:
              Allowance for credit losses                              --          19,000
         =====================================================================================


     (b) E-Z Park Company, Ltd. LLC:

         Effective April 1, 2000, the Company purchased the business of E-Z Park Company, Ltd. LLC for cash consideration of $1.2 million and a note payable of $0.4 million. The purchase price has been allocated as to $1.5 million to goodwill and $0.1 million to management and lease agreements. The acquisition has been accounted for by the purchase method with the results of operations included in these consolidated financial statements from the date of acquisition.


4.   NOTES RECEIVABLE FROM RELATED PARTIES:

     --------------------------------------------------------------------------
                                                             2000        1999
     --------------------------------------------------------------------------
     Members of the FUMI Parking Business:
         Imperial Parking Limited                          $   --       $28,460
         Imperial Services Limited                             --         7,870
     --------------------------------------------------------------------------
                                                               --        36,330

     Allowance for credit loss                                 --        19,000
     --------------------------------------------------------------------------

                                                           $   --       $17,330
     ==========================================================================

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

4.   NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED):

     The notes receivable from related parties represented senior subordinated partial payment-in kind notes secured, in part, by guarantees provided by certain entities within the FUMI Parking Business and which as at December 31, 1999 (prior to the allowance for credit losses), were receivable as Cdn. $52.4 million.

     These notes earned interest at 12.0% per annum, of which 4% was receivable quarterly in cash and the balance deferred until the principal outstanding on the notes was repayable in full. Interest income earned during the periods indicated has been capitalized to the balance of notes receivable from related parties as follows:

     -------------------------------------------------------------------------

     Year ended December 31, 1998                          $2,487 (Cdn.$4,029)
     Year ended December 31, 1999                          $2,688 (Cdn.$3,993)
     Year ended December 31, 2000                            $697 (Cdn.$1,003)

     -------------------------------------------------------------------------


     Pursuant to the series of transactions relating to the acquisition of the FUMI Parking Business, the notes were settled and are no longer outstanding.


5.   FIXED ASSETS:

     -----------------------------------------------------------------------------
                                                         Accumulated      Net book
     2000                                     Cost      depreciation        value
     -----------------------------------------------------------------------------

     Land                                  $ 6,847         $   --         $ 6,847
     Buildings and improvements              1,689            152           1,537
     Leasehold improvements                  3,048            586           2,462
     Furniture and fixtures                    265             42             223
     Equipment                               3,876            865           3,011
     Automotive equipment                      259             40             219
     -----------------------------------------------------------------------------

                                           $15,984         $1,685         $14,299
     =============================================================================

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

5.   FIXED ASSETS (CONTINUED):

     -------------------------------------------------------------------------
                                                      Accumulated     Net book
     1999                                   Cost     depreciation       value
     -------------------------------------------------------------------------

     Land                                 $7,114        $ --           $7,114
     Buildings and improvements            1,722         115            1,607
     -------------------------------------------------------------------------

                                          $8,836        $115           $8,721
     =========================================================================


6.   MANAGEMENT AND LEASE AGREEMENTS:

     -----------------------------------------------------------------------
                                                        2000            1999
     -----------------------------------------------------------------------

     Cost                                              $ 841           $  --
     Accumulated amortization                           (425)             --
     -----------------------------------------------------------------------

                                                       $ 416           $  --
     =======================================================================

     Under certain parking management agreements, the Company is committed to pay fees to landlords based on either a fixed monthly rate, a percentage of gross parking revenues or a percentage of net income. These fees payable are recognized in accordance with the terms of the specific agreement.


7.   OTHER ASSETS:

     ------------------------------------------------------------------------
                                                         2000            1999
     ------------------------------------------------------------------------

     Note receivable (a)                               $2,068            $ --
     Other                                                761             331
     ------------------------------------------------------------------------

     ------------------------------------------------------------------------
                                                       $2,829            $331
     ========================================================================


     (a) The note is receivable from a director of a subsidiary of the Company and bears interest at 8% per annum to May 2004 and 9.25% thereafter. The note is repayable in monthly blended interest and principal repayments of $21,675 until April 2004. One principal payment of $1.3 million on May 31, 2004 and monthly blended interest and principal repayments of $25,287 until the note matures in May 2010.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

8.   GOODWILL:

     -------------------------------------------------------------------------
                                                        2000              1999
     -------------------------------------------------------------------------
     Cost, beginning of year                          $    --            $  --
     Acquisition of businesses                         44,067               --
     -------------------------------------------------------------------------

     Cost, end of year                                 44,067               --
         Effect of exchange rates                      (1,235)              --
     Accumulated amortization                          (1,701)              --
     -------------------------------------------------------------------------

                                                      $41,131            $  --
     =========================================================================

9.   BANK CREDIT FACILITIES:

     The Company has bank credit facilities consisting of operating and term facilities. The revolving operating facility is available to a maximum of $5.0 million and the term facility to $15.0 million, none of which, at December 31, 2000, had been drawn.

     The bank credit facilities are secured by a general assignment by the Company in favour of the bank, debentures over certain real property, assignment of rents and leases, securities pledge agreements and assignment of insurance. The terms of the bank credit facilities require that certain financial and non-financial covenants be met by the Company including the maintenance of specified financial ratios and tests.


10.  NOTE PAYABLE TO FIRST UNION:

     The promissory note payable to First Union was capitalized to equity on March 27, 2000 as part of the combination of the FUR Parking Business and FUMI Parking Business. The note carried interest payable each year at 11.875% per annum, and as at December 31, 1999, Cdn. $40.5 million was repayable.

     Interest expense incurred during the years indicated has been capitalized to the note payable to First Union as follows:

     ---------------------------------------------------------------------------
     Year ended December 31, 1998                            $2,469 (Cdn.$3,796)
     Year ended December 31, 1999                            $2,740 (Cdn.$3,954)
     Year ended December 31, 2000                              $786 (Cdn.$1,143)

     ---------------------------------------------------------------------------

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

11.  INCOME TAXES:

     Income tax expense (recovery) consists of:

     ---------------------------------------------------------------------------
                                            Current       Deferred        Total
     ---------------------------------------------------------------------------
     Year ended December 31, 2000:
         Canada                               $153           $--          $ 153
         United States                         119            --            119
     ---------------------------------------------------------------------------

                                              $272           $--          $ 272
     ===========================================================================

     Year ended December 31, 1999:
         Canada                               $(97)          $11          $ (86)
         United States                          --            --             --
     ---------------------------------------------------------------------------

                                              $(97)          $11          $ (86)
     ===========================================================================

     Year ended December 31, 1998:
         Canada                               $380           $12          $ 392
         United States                          --            --             --
     ---------------------------------------------------------------------------

                                              $380           $12          $ 392
     ===========================================================================

     Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

     -------------------------------------------------------------------------------------------
                                                                2000          1999          1998
     -------------------------------------------------------------------------------------------

     Computed "expected" tax expense                          $   698       $(6,093)       $ 486
     Increase (reduction) in income taxes
       resulting from:
         Impact of difference between U.S. federal and
           Canadian effective tax rates                           223          (786)          57
         Change in valuation allowance, net of
           acquisition                                         (1,683)           --           --
         Amortization of non-deductible goodwill                  765            --           --
         Corporation capital tax                                  207            --           --
         State taxes                                               65            --           --
         Deductions allocated to the FUR Parking
           Business by First Union                                 --          (190)        (151
         Allowance for credit losses                               --         7,095           --
         Other                                                     (3)         (112)          --
     -------------------------------------------------------------------------------------------

     -------------------------------------------------------------------------------------------
                                                              $   272       $   (86)       $ 392
     ===========================================================================================

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

11.  INCOME TAXES (CONTINUED):

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

     ----------------------------------------------------------------------------------------
                                                                          2000          1999
     ----------------------------------------------------------------------------------------
     Deferred tax assets:
         Loss carryforwards                                            $ 7,442       $ 6,825
         Accrued liabilities                                               410            --
     ----------------------------------------------------------------------------------------
                                                                         7,852         6,825

     Valuation allowance                                                  (857)       (6,825)
     ----------------------------------------------------------------------------------------

     Net deferred tax assets                                             6,995            --

     Deferred tax liabilities:
         Long-lived assets, principally due to differences in
           depreciation                                                 (1,494)          (24)
         Basis in goodwill                                              (4,997)           --
         Other assets                                                     (504)           --
     ----------------------------------------------------------------------------------------

     Total deferred tax liabilities                                     (6,995)          (24)
     ----------------------------------------------------------------------------------------

     Net deferred tax liability                                        $    --       $   (24)
     ========================================================================================

     Reflected on consolidated balance sheet:
         Current deferred asset, net                                   $ 1,700       $    --
         Non-current deferred liability, net                            (1,700)          (24)
     ----------------------------------------------------------------------------------------

     Net deferred tax liability                                        $    --       $   (24)
     ========================================================================================


     The valuation allowance for deferred tax assets as of December 31, 1999 and 2000 was $6.8 million and $0.9 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

11.  INCOME TAXES (CONTINUED):

     The Company and its subsidiaries had total income tax losses and deductions of approximately $16.7 million available at December 31, 2000 to reduce future income taxes payable which are available and expire as follows:

     -----------------------------------------------------------------------

     2001                                                            $   183
     2002                                                                 11
     2003                                                                 11
     2004                                                                215
     2005                                                              7,439
     2006                                                              8,815
     -----------------------------------------------------------------------

                                                                     $16,674
     =======================================================================

12.  STOCKHOLDERS' EQUITY:

     (a) Treasury stock:

         (i) In June 2000, the Board of Directors approved a voluntary Odd-Lot Tender program, whereby shareholders, on closing at June 13, 2000, owning less than 100 shares, could sell their shares of common stock at $16.00 without incurring brokerage commissions.

               The program closed on July 27, 2000 with shareholders tendering 38,298 shares at a cost of $632,901, including expenses.

         (ii) In October 2000, the Board of Directors authorized $1,000,000 for the repurchase of the Company's outstanding common stock. Under this buy-back authorization, the Company repurchased 31,370 shares in October 2000 at a cost of $511,000.

         (iii) In December 2000, the Board of Directors authorized the repurchase of 215,094 shares in December 2000 at a cost of $3,553,000.

     (b) Stock options:

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

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

13.  EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share:

     -----------------------------------------------------------------------------------------------------------
                                       2000                          1999                          1998
                        ----------------------------   ---------------------------   ---------------------------
                         Income     Common     Per       Income    Common    Per      Income     Common    Per
                        available   shares    share    available   shares   share    available   shares   share
                         ($000s)    (000s)    amount    ($000s)    (000s)   amount    ($000s)    (000s)   amount
     -----------------------------------------------------------------------------------------------------------
     Basic and
       diluted per
       share:
        Income (loss)     $1,740     2,100    $0.83   $(17,323)    2,127   $(8.14)      $973     2,127    $0.46
         for the year

     ==========================================================================================================


14.  BUSINESS SEGMENTS:

     Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the revenue, operating results and assets for these geographic regions:

     ----------------------------------------------------------------------------------------
                                              2000                         1999          1998
                               ----------------------------------        ------        ------
                                  Canada         U.S.       Total        Canada        Canada
     ----------------------------------------------------------------------------------------
     Revenue                     38,338       14,967      53,305           582           454
     Depreciation and
        amortization              3,162          548       3,710            43            45
     Operating income             1,063         (44)       1,019           537           397
     Income taxes                   153          119         272          (86)           392
     Total assets                63,405       15,986      79,391        30,113        42,002
     Long-lived assets           52,841       10,448      63,289        26,382        40,150

     =======================================================================================

     The Company's operations were only in Canada in 1998 and 1999.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

15.  UNAUDITED QUARTERLY FINANCIAL INFORMATION:

     The following table sets forth selected unaudited quarterly information for the Company's last eight fiscal quarters.


     -------------------------------------------------------------------------------------------------
                                                                Fiscal 2000 Quarter End
                                             ---------------------------------------------------------
                                             December 31     September 30        June 30      March 31
     -------------------------------------------------------------------------------------------------

     Revenues                                     16,788           18,529         17,861           127
     Gross margin                                  3,932            4,733          4,695           127
     Net income (loss) for the period                (21)             574            911           276
     Net income (loss) per share                   (0.01)            0.27           0.43          0.13

     =================================================================================================


     The three quarters ended June, 30, September 30, and December 31, 2000 reflect the acquisition of the FUMI Parking Business as discussed in note 3.

     -------------------------------------------------------------------------------------------------
                                                                Fiscal 1999 Quarter End
                                             ---------------------------------------------------------
                                             December 31     September 30        June 30      March 31
     -------------------------------------------------------------------------------------------------

     Revenues                                      150            144               144            144
     Gross margin                                  148            144               144            144
     Net income (loss) for the period          (18,488)           390               387            388
     Net income (loss) per share                 (8.69)          0.18              0.18           0.18

     =================================================================================================


     Loss for the quarter ended December 31, 1999 includes an allowance for credit losses of $19.0 million against notes receivable from related parties.


16.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Financial instruments of the Company at December 31, 2000 include cash and cash equivalents, restricted cash, accounts receivable, note receivable, rent and trade accounts payable and accrued liabilities, payable to employees and former employees and sales tax payable. The fair values of these items included in current assets and liabilities are estimated to equal their carrying value due to their short-term to maturity or ability for prompt liquidation.

     The fair value of notes receivable is not readily determinable due to the nature of the relationship between the Company and the other party.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

17.  COMMITMENTS AND CONTINGENCIES:

     (a) Operating lease commitments:

         The Company leases certain of its office premises, automobiles and office equipment under long-term operating leases. The aggregate annual minimum lease payments required under operating leases in each of the next five years are as follows:

         -----------------------------------------------------------------------

         2001                                                             $1,356
         2002                                                                796
         2003                                                                509
         2004                                                                275
         2005                                                                196
         -----------------------------------------------------------------------

                                                                          $3,132
         =======================================================================



     (b) Contingencies:

         The Company is disputing development costs in the amount of $2.4 million claimed by a development contractor. The Company has completed mediation proceedings with the contractor and anticipates a resolution to these claims in early 2001. An accrual has been recorded for the estimated settlement costs. In order to remove property liens by the contractor, the Company has placed restricted funds on deposit of $2.7 million.

         As part of its regular operations, the Company periodically becomes involved with legal claims or potential claims related to damage to vehicles or personal injuries for which the Company carries insurance, or disagreements with individual employees or on the interpretation of management or lease agreements. In the opinion of management, the resolution of these matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.


18.  SUBSEQUENT EVENT:

     On January 4, 2001, the Board of Directors of the Company increased the authorization limit for the repurchase of the Company's outstanding common stock as discussed in note 12(a) from $1,000,000 to $1,250,000. Under the buy back authorization, the Company repurchased 30,835 shares to January 26, 2001 at a cost of $543,500.