Form 10-Q
period 2001-03-31
IMPERIAL PARKING CORP
filed 2001-05-15
CIK 1103389

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

    [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For Quarterly Period Ended March 31, 2001
                                               --------------

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For The Transition Period From      to
                                                  ----    ----


                         Commission File Number 1-15629
                                                -------

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

                  Yes    [x]          No    [ ]


The number of shares outstanding of each of the registrant's classes of common stock, as of May 10, 2001 was 1,812,142.


================================================================================

                                      INDEX
                          IMPERIAL PARKING CORPORATION

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Overview of Financial Statements..................................... 3

         Consolidated balance sheets
         -- March 31, 2001 and December 31, 2000.............................. 4

         Consolidated and pro forma combined statements of operations
         -- three months ended March 31, 2001 and 2000........................ 5

         Consolidated statements of stockholders' equity
         -- three months ended March 31, 2001................................. 6

         Consolidated statements of cash flows
         -- three months ended March 31, 2001 and 2000........................ 7

         Notes to consolidated financial statements........................... 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk........... 14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 14

Item 4.  Submission of Matters to a Vote of Security Holders................. 15

Item 6.  Exhibits and Reports on Form 8-K.................................... 15

Signatures  ................................................................. 17


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

The businesses combined into Impark are referred to for periods prior to the combination as follows:

     FUR Parking Business. The FUR Parking Business, constituting the parking assets and operations of First Union, consisted primarily of 15 owned parking properties in Canada. From April 1997 to March 2000 subsidiaries of First Union operated this business, including leasing the properties to FUMI for operations and management.

     FUMI Parking Business. The FUMI Parking Business consisted of the parking services and related ancillary activities that were continued into Impark. From April 1997 to March 2000 subsidiaries of FUMI carried on these activities. The continuing operations of FUMI's indirect subsidiaries, Imperial Parking Limited and Impark Services Ltd., consisted of operating and managing parking facilities in Canada and the United States and carrying on other parking related activities.

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

We have accounted for this business combination by the purchase method with the FUR Parking Business identified as the acquirer. We have recognized the business combination with effect from the close of business on March 31, 2000. The unaudited pro forma combined statement of operations for the three months ended March 31, 2000 presents the results for Impark combined with the FUMI parking related business, as further described in note 1(b). Additional information is provided in note 2 to the unaudited consolidated financial statements.

                          IMPERIAL PARKING CORPORATION
                           Consolidated Balance Sheets
       Amounts in thousands of United States dollars, except share amounts


                                                                              MARCH 31    DECEMBER 31
                                                                                2001         2000
                                                                            -----------   -----------
                                                                            (Unaudited)

                         ASSETS

Current assets:
    Cash and cash equivalents                                               $10,479         $ 5,615
    Restricted cash                                                           2,600           2,688
    Accounts receivable                                                       3,417           3,561
    Current portion of recoverable development costs                            951             969
    Inventory                                                                   757             748
    Deposits and prepaid expenses                                               666             821
    Deferred income taxes                                                     1,724           1,700
                                                                            -------         -------
               Total current assets                                          20,594          16,102

Recoverable development costs                                                 4,471           4,614
Fixed assets                                                                 13,741          14,299
Management and lease agreements                                                 318             416
Other assets                                                                  2,617           2,829
Goodwill                                                                     38,872          41,131
                                                                            -------         -------
                                                                            $80,613         $79,391
                                                                            =======         =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Rents payable                                                           $ 8,085         $ 6,871
    Trade accounts payable and other accrued liabilities                      4,174           3,889
    Payable to employees and former employees                                 1,662           2,159
    Sales tax payable                                                         1,445           1,370
    Deferred revenue                                                          5,227           1,717
                                                                            -------         -------
               Total current liabilities                                     20,593          16,006

Other long-term liabilities                                                   1,634           1,656
Deferred income taxes                                                         1,979           1,700
                                                                            -------         -------
               Total liabilities                                             24,206          19,362

Stockholders' equity:
    Common stock, $.01 par value; 10,000,000 shares authorized
          1,812,412 shares issued and outstanding (2000 -- 1,843,000)            18              18
    Additional paid-in capital                                               59,448          59,991
    Retained earnings                                                         1,088           1,464
    Accumulated other comprehensive loss
         Foreign currency translation adjustment                             (4,147)         (1,444)
                                                                            -------         -------
               Total stockholders' equity                                    56,407          60,029
                                                                            -------         -------
                                                                            $80,613         $79,391
                                                                            =======         =======

                          IMPERIAL PARKING CORPORATION
          Consolidated and Pro Forma Combined Statements of Operations
                                   (Unaudited)
     Amounts in thousands of United States dollars, except per share amounts



                                                  THREE MONTHS ENDED MARCH 31
                                                -------------------------------
                                                                     PRO FORMA
                                                  2001       2000      2000
                                                -------     ------  -----------
                                                                    (NOTE 1(b))

Revenues                                        $18,060     $  127    $14,631
Direct cost                                      14,227         --     10,870
                                                -------     ------    -------
Gross margin                                      3,833        127      3,761

Other operating expenses:
     General and administrative                   3,186         90      2,757
     Depreciation and amortization                1,094         10      1,061
     Equity share of Limited Liability
          Corporation losses                         50         --         --
                                                -------     ------    -------
Total other operating expenses                    4,330        100      3,818
                                                -------     ------    -------

Operating income (loss)                            (497)        27        (57)

Other income (expenses):
     Interest income                                146      1,035         --
     Interest expense                                --       (786)        --
                                                -------     ------    -------

Other income, net                                   146        249         --
                                                -------     ------    -------

Earnings (loss) before income taxes                (351)       276        (57)

Income tax expense                                   25         --         61
                                                -------     ------    -------

Net earnings (loss)                             $  (376)    $  276    $  (118)
                                                =======     ======    =======
Earnings per share:
Basic and diluted                               $ (0.21)    $ 0.13    $ (0.06)
                                                =======     ======    =======

                          Imperial Parking CORPORATION
                 Consolidated Statement of Stockholders' Equity
 Amounts in Thousands of United States dollars, except number of common shares
                                  (Unaudited)

====================================================================================================================================
                                                                                              FOREIGN
                                          COMMON STOCK        ADDITIONAL     RETAINED        CURRENCY                  COMPREHENSIVE
                                      --------------------       PAID-IN     EARNINGS     TRANSLATION                       LOSS
                                        NUMBER      AMOUNT       CAPITAL                   ADJUSTMENT          TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000            1,843,000      $18        $59,991       $1,464        $(1,444)          $60,029

Net earnings for the period                  --       --             --         (376)            --              (376)        (376)

Foreign currency translation
    adjustment in period                     --       --             --           --         (2,703)           (2,703)      (2,703)

Shares repurchased                      (30,858)      --           (543)          --             --              (543)

------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity
     at March 31, 2001                1,812,142      $18        $59,448       $1,088        $(4,147)          $56,407

=====================================================================================================================

Comprehensive loss                                                                                                         $(3,079)

====================================================================================================================================

                          IMPERIAL PARKING CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

Amounts in thousands of United States dollars

                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31
                                                                                     ---------------------
                                                                                       2001          2000
                                                                                     --------      -------
Cash flows from operating activities:

Net earnings (loss)                                                                     (376)         276
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
    Depreciation and amortization                                                      1,094           10
    Recovery of recoverable development costs                                            269           --
    Equity share of Limited Liability Corporation losses                                  50           --
    Interest income capitalized to note receivable                                        --         (697)
    Interest expense capitalized to note payable to First Union                           --          786
    Stock-based compensation                                                             171          114
    Changes in non-cash working capital items, excluding acquisitions:
            Restricted cash                                                               88           --
            Accounts receivable                                                           21           --
            Inventory                                                                    (48)          --
            Deposits and prepaid expenses                                                134           --
            Rents payable                                                              1,533           --
            Trade accounts payable and other accrued liabilities                         334         (310)
            Payable to employees and former employees                                   (453)          --
            Sales tax payable                                                            109           --
            Deferred revenue                                                           3,579           --
            Interest receivable on notes receivable from related parties                  --            8
            Receivables from related parties                                              --         (127)
                                                                                     -------     --------

            Net cash provided by operating activities                                  6,505           60
                                                                                     -------     --------

Cash flows from investing activities:
    Purchase of fixed assets                                                            (483)          --
    Acquisition of minority interests in FUMI parking related business                    --         (453)
    Repayment of outstanding credit facilities                                            --      (26,369)
    Cash position of business acquired                                                    --        8,123
    Increase in recoverable development costs                                            (79)          --
    Change in other assets                                                              (107)          --
                                                                                     -------     --------

             Net cash used in investing activities                                      (669)     (18,699)
                                                                                     -------     --------

Cash flows from financing activities:
    Purchase of common shares                                                           (543)          --
    Cash contributions, including $26,369 to repay assumed outstanding credit             --       32,701
          facilities
    Change in other liabilities                                                          (19)          --
                                                                                     -------     --------

             Net cash provided by (used in) financing activities                        (562)      32,701
                                                                                     -------     --------

Effect of exchange rate changes on cash and cash equivalents                            (410)         (14)
                                                                                     -------     --------
Increase in cash and cash equivalents                                                  4,864       14,048
Cash and cash equivalents, beginning of period                                         5,615        1,984
                                                                                     -------     --------
Cash and cash equivalents, end of period                                             $10,479     $ 16,032
                                                                                     =======     ========

Supplementary information:
    Income taxes paid                                                                $    25      $   311
Non-cash transactions:
     Interest income capitalized to notes receivable                                      --          697
     Interest expense capitalized to notes payable                                        --          786


                          IMPERIAL PARKING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Imperial Parking Corporation ("Impark") do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results from operations and cash flows as at March 31, 2001, and for all periods presented, have been included. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in Impark's annual report on Form 10-K for the fiscal year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may by expected for the fiscal year ending December 31, 2001.

(a)  Organization

     Impark is the corporation which resulted from the combination of the Canadian parking facilities of First Union Real Estate Equity and Mortgage Investments (the "FUR Parking Business) and the parking related businesses of First Union Management, Inc. (the "FUMI Parking Business"). We have set out below a brief description of the operations of each business being combined.

     FUR Parking Business -- The FUR Parking Business, constituting the parking assets and operations of First Union, consisted primarily of 15 owned parking properties in Canada. From April 1997 to March 2000, subsidiaries of First Union operated this business, including leasing the properties to First Union Management, Inc. ("FUMI") for operations and management.

     FUMI Parking Business -- The FUMI Parking Business consisted of the parking services and related ancillary activities that have been continued into Impark. From April 1997 to March 2000, subsidiaries of FUMI carried on these activities. The continuing operations of FUMI's indirect subsidiaries, Imperial Parking Limited and Impark Services Ltd., consisted of operating and managing parking facilities in Canada and the United States and carrying on other parking related activities.

     The accompanying unaudited consolidated financial statements include the accounts of Impark and its wholly owned subsidiaries and reflect Impark's acquisition of the FUMI Parking Business which has been accounted for with effect from the close of business on March 31, 2000. All material inter-company transactions and balances have been eliminated.

(b)  Pro forma

     The pro forma statement of operations for the 3 months ended March 31, 2000 has been compiled from financial information in the:

          (i) unaudited combined financial statements of Impark, including its predecessor the FUR Parking Business, for the three months ended March 31, 2000;

          (ii) unaudited combined financial statements of the FUMI Parking Business for the three months ended March 31, 2000,

          (iii) the additional information presented below.

                The pro forma combined statement of operations reflects the combination of Impark and the FUMI Parking Business with effect from January 1, 2000 and the following transactions:

                (a) the elimination of inter-entity lease fees and interest costs;

                (b) the elimination of an asset management fee earned by the
                    FUMI Parking Business during the period January 1, 2000 to March 31, 2000 for managing the United States parking properties of First Union. The fee agreement was cancelled on the acquisition of the FUMI Parking Business; and

                (c) the elimination of interest expense on long-term debt repaid and the note payable capitalized on the acquisition of the FUMI Parking Business.


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

2.   ACQUISITION

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



     Working capital deficit                             $(10,281)
     Other assets and liabilities, net                      6,276
     Fixed assets                                           5,659
     Management and lease agreements                          763
     Goodwill                                              42,556
                                                         --------

                                                           44,973
     Less indebtedness                                    (26,369)
                                                         --------
                                                         $ 18,604
                                                         --------

     Included in the working capital deficit is $8,123 of cash of the FUMI Parking Business

The Company has consolidated the results of operations of the acquired FUMI Parking Business from April 1, 2000. However, pro forma results have been disclosed in the accompanying financial statements for the three months ended March 31, 2000, as if the acquisition were effective at the beginning of that period.

3.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three months ended March 31, 2000 gives retroactive effect to the shares issued on the formation of Impark. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, or if restricted shares of common stock were to become fully vested, that then shared in the earnings of Impark.

The following tables set forth the computation of basic and diluted earnings per share:


                                                                    THREE MONTHS ENDED MARCH 31
                                                                    ---------------------------
                                                            2001                                     2000
                                             -----------------------------------     ------------------------------------
                                               INCOME      COMMON      PER SHARE       INCOME       COMMON      PER SHARE
                                             AVAILABLE     SHARES       AMOUNT       AVAILABLE      SHARES        AMOUNT
                                              ($000's)    (000's)                     ($000's)     (000's)

Basic and diluted earnings per share
     Net earnings (loss)                        $(376)     1,822        $(0.21)         $276        2,122         $0.13

     Pro forma loss                               n/a        n/a           n/a          (118)       2,122         (0.06)



4.   BUSINESS SEGMENTS

     Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the revenue, operating result and assets for these geographic regions.



                                                                 THREE MONTHS ENDED MARCH 31
                                          -----------------------------------------------------------------------
                                                         2001                                 2000 (1)
                                          --------------------------------      ---------------------------------
                                          CANADA         U.S.       TOTAL        CANADA        U.S.       TOTAL
                                          ------       --------    -------      -------      --------    --------


Revenue                                   $13,179      $ 4,881     $18,060      $12,357      $ 2,274     $14,631
Depreciation and amortization                 919          175       1,094        1,032           29       1,061
Operating income (loss)                       834       (1,331)       (497)          79         (136)        (57)
Income tax expense                             21            4          25           52            9          61
Long-lived assets                          49,764        5,784      55,548       59,073        3,506      62,579
Total assets                               62,057       18,556      80,613       72,534       17,423      89,957


(1):  pro forma, except asset figures.

5.   CONTINGENCIES

The Company is the defendant in a lawsuit filed by Sterling Parking Ltd. ("Sterling") in April 2001. Sterling is claiming damages of $6.3 million (Canadian $10 million) as a result of a failed agreement to manage certain of Sterling's locations by Impark. The Company believes that the claim is largely without merit and, regardless, the amount claimed is excessive. The Company will defend itself against the claim, and does not expect the outcome of the lawsuit to have a material impact on its financial position or results of operations.

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

     OVERVIEW

     On March 27, 2000, Impark completed a series of transactions which resulted in the combination of the Canadian parking facilities of First Union and the parking and ancillary services of the FUMI Parking Business.

The following discussion reviews the operating results of the combined businesses for the three months ended March 31, 2000 on a pro forma basis as if the combination had been in place on January 1, 2000.

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

     Revenue earned from each type of arrangement for the quarter and the number of facilities operated as at the end of each quarter, are as follows:


                                                    THREE MONTHS ENDED MARCH 31
                                          2001                                2000
                                ---------------------------        -------------------------------
                                REVENUE      # LOCATIONS(2)        REVENUE(1)       # LOCATIONS(2)
                                -------      --------------        ----------       --------------


Leased                          $15,498             517(3)           $12,136                502
Managed                           2,137             953                2,096                874
Owned                               425              15                  399                 15
                                -------           -----              -------              -----
                                $18,060           1,485              $14,631              1,391
                                -------           -----              -------              -----


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues from leased and owned facilities for the first quarter of fiscal 2001 increased to $15.9 million from $12.5 million in the first quarter of fiscal 2000, an increase of $3.4 million or 27.2%. $2.4 million of this increase was in the United States and resulted from starting operations in San Francisco (April
2000) and Cleveland (September 2000) and the acquisition of E-Z Park in Cincinnati (April 2000). The increase of $1.0 million in leased revenue in Canada was due to parking rate increases and a public transit strike in Calgary, Alberta.

Management contract revenues for the first quarter remained stable at $2.1 million for both the 2000 and the 2001 three month periods.

Direct costs in the first quarter of 2001 increased to $14.2 million from $10.9 million in the first quarter of 2000, an increase of $3.3 million or 30.3%. Of this increase, $2.5 million was attributable to higher rent expense and $0.8 million to other direct costs. Rent expense increased $2.5 million or 32.5% from $7.7 million for the first quarter of 2000 to $10.2 million for the first quarter of 2001. Rent as a percentage of revenues, increased to 56.4% in the first quarter of 2001 from 52.5% in the same quarter of 2000. This increase is principally due to the fixed component of rent on leased facilities which does not vary as revenue fluctuates. The leased locations we operate in San Francisco and Cleveland are dependent on baseball traffic and therefore, historically, we have experienced rent to be a lower percentage of revenue in the second and third quarters. The increase in other direct costs of $0.8 million, or 25.8%, from $3.2 million to $4.0 million, is in line with the increase in revenues. Direct costs as a percentage of revenues increased to 78.8% in the first quarter of fiscal 2001 from 74.3% in the first quarter of fiscal 2000.

General and administrative expenses increased $0.4 million or 14.3% from $2.8 million for the first quarter of fiscal 2000 to $3.2 million for the first quarter fiscal 2001. The increase in general and administrative expenses is due to


-------------------

(1)  pro forma figures

(2)  as at March 31

(3) includes two locations in New York operated by Limited Liability Corporations in which Impark is a 50% member.

expansion since last year in the United States, including $0.1 million for operations in San Francisco, Cincinnati and Cleveland, and $0.1 million to establish a regional management infrastructure in the United States. We also incurred $0.1 million of additional expense related to being a public company and $0.1 million of increased stock compensation expense, as discussed below. General and administrative expenses, as a percentage of total revenues decreased to 17.6% for the first quarter of fiscal 2001 compared to 18.8% for the first quarter of fiscal 2000.

Included in general and administrative expense is stock-based compensation expense for the first quarter of fiscal 2001 of $0.2 million which includes an allocation of both senior management's compensation related to our stock performance and directors' annual stock entitlement for fees for services rendered. In the first quarter of fiscal 2000 there was $0.1 million of stock awarded to directors, but no stock compensation expense for senior management. The allocation for senior management's compensation is in lieu of the 2000 Stock Incentive Plan which has been approved by the directors and is subject to stockholder approval at our 2001 Annual General Meeting. Details of the plan are included in our Proxy Statement as filed on Schedule 14A on April 27, 2001.

The equity share in the limited liability corporation ("LLC") losses represents our 50% share in two LLC's which each operate a parking facility in New York, New York. The LLC's started operating these facilities in January 2001.

Interest income of $0.1 million was earned in the first quarter of fiscal 2001 from cash balances acquired on the combination in March 2000. Accordingly, there was no interest income in the first quarter of fiscal 2000.

Income tax expense for the first quarter of fiscal 2001 represents our current tax liability for capital and state taxes.

The net loss for the first quarter of 2001 was $0.4 million - an increase of $0.3 million from the first quarter pro forma loss in 2000 of $0.1 million. This increase is primarily due to lower gross margin from US operations of $0.3 million as affected by seasonal event traffic; higher general and administrative expenses of $0.4 million; equity losses of $0.1 million in the LLC's; offset by improved gross margins from Canadian operations of $0.4 million and interest income of $0.1 million.


     LIQUIDITY AND CAPITAL RESOURCES

     As at March 31, 2001, we had cash and cash equivalents of $10.5 million. This represents an increase of $4.9 million for the first quarter of fiscal 2001. The increase resulted from $6.4 million of cash generated from operations offset by $0.6 million used in investing activities, $0.5 million used to repurchase our stock and $0.4 million of changes in exchange rates on cash balances. $3.4 million of the cash from operations was generated from parking revenue from season ticket holders of the San Francisco Giants. This amount has been included in deferred revenue at March 31, 2001 and will be recognized over the course of the regular baseball season.

     We are negotiating final costs with the contractor of the San Francisco Giants development. We estimate that up to approximately $1.0 million will be required to complete funding of the development costs. An accrual has been recorded at March 31, 2001 for the estimated settlement costs.

     At March 31, 2001 we had no long-term bank debt outstanding. We have a $20.0 million credit facility with HSBC Canada to fund working capital requirements, acquisitions and other capital investment opportunities.

     In the next 12 months, we anticipate the working capital necessary to satisfy current obligations will be generated from operations, available cash, and our bank facility.

     Depending on the timing and magnitude of future investment opportunities, which could be in the form of leased or purchased properties, joint ventures or acquisitions, we anticipate the cash required to come from operations, the bank credit facility, a rights offering or an equity offering.

     In the future, if we identify investment opportunities requiring cash in excess of operating cash flows and credit facilities, we may seek additional sources of capital, including the sale or issuance of our common stock or a rights offering, or amending our credit facility to obtain additional indebtedness. No assurances can be given that such increases would be available at the time needed to complete any such acquisition.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

     The Company's primary exposure to market risk consists of changes in interest rates on cash invested in short-term deposits. Changes in interest rates could impact the Company's anticipated interest income.

Foreign Currency Exposure

     Impark operates wholly owned subsidiaries in Canada. Total revenues from Canadian operations amounted to $13.2 million and $12.4 million (pro forma) for the three months ended March 31, 2001 and 2000, respectively. Impark intends to continue to invest in Canadian leased or owned facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is limited as the Canadian dollar revenues have to date been significantly offset by Canadian dollar operating costs. In limited circumstances we have denominated Canadian contracts in U.S. dollars to limit currency exposure. Presently, Impark has no formal hedging programs and has no outstanding derivative contracts. We anticipate implementing a hedging program if such risk materially increases.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

LITIGATION

     The provision of services to the public entails an inherent risk of liability. We are engaged from time to time in routine litigation incidental to our business. Other than cases involving Eau Claire Market in Calgary, Alberta and Sterling Parking Ltd. described below, there is no legal proceeding to which we are a party which, if decided adversely could materially harm our financial condition. We attempt to disclaim liability for personal injury facilities we operate. We also carry liability insurance that we believe meets or exceeds industry standards as determined by our landlords. We can provide no assurances, however, that any future legal proceedings (including any related judgements, settlements or costs) will not have a material adverse effect on our financial condition, liquidity or results of operations.

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

     Imperial Parking Canada Corporation ("Impark Canada"), a subsidiary of Impark, is a defendant in a lawsuit brought by Newcourt Financial Ltd. as the assignee of Oracle Corporation Canada Inc. The suit was filed in Ontario Superior Court on June 11, 1999. It alleges that Impark Canada and FUMI owe approximately $825,000 under a software licence and services agreement. We believe that these claims are without merit, however the legal action is in its earliest stages. First Union has agreed to assume all liability with respect of this claim.

     Impark Canada is a defendant in a lawsuit brought by Sterling Parking Ltd., which was filed April 3, 2001 in the Queen's Bench of Alberta. It involves an alleged breach by Impark Canada of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management by Impark Canada of certain Sterling lots in Calgary. The agreement prohibited Impark Canada from bidding on any Sterling lots while negotiations of such transaction were underway. During negotiations, Impark Canada successfully bid on two Sterling lots. The transaction with Sterling subsequently did not complete. Sterling claims in the lawsuit that Impark Canada wrongfully bid on the two lots and an additional three lots, as well as improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately CDN$10,000,000. We believe this amount is grossly exaggerated and the claim is largely without merit. The parties are negotiating settlement. If a settlement is not reached and we are unsuccessful in our defence, we believe that any damages actually sustained by Sterling and which may be awarded against Impark Canada will not have a material effect on our results.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2001.

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

          10.10 Form of $20.0 million Credit Facility (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10K as filed on March 28, 2001).

          21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10K as filed on March 28, 2001).


          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             IMPERIAL PARKING CORPORATION

Date:    May 11, 2001                        By: /s/ J. Bruce Newsome

-----------------------                      ---------------------------------.
                                             J. Bruce Newsome
                                             Chief Financial Officer