Form 10-Q
period 2001-06-30
IMPERIAL PARKING CORP
filed 2001-08-14
CIK 1103389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From ____ to ____

Commission File Number 1-15629

IMPERIAL PARKING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1537375

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West Cordova Street, Suite 300 Vancouver, BC Canada	V6B 1G1

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(604) 681-7311

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

Yes    [  x  ]            No  [    ]

      The number of shares outstanding of each of the registrant’s classes of common stock, as of August 8, 2001 was 1,812,142.

INDEX

IMPERIAL PARKING CORPORATION

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Overview of Financial Statements	3
	Consolidated Balance Sheets
	- June 30, 2001 and December 31, 2000	4

	Consolidated Statements of Operations
	- three months ended June 30, 2001 and 2000	5

	Consolidated and Pro Forma Combined Statements of Operations
	- six months ended June 30, 2001 and 2000	6

	Consolidated Statement of Stockholders' Equity
	- six months ended June 30, 2001	7

	Consolidated Statements of Cash Flows
	- six months ended June 30, 2001 and 2000	8

	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

IMPERIAL PARKING CORPORATION
Overview of Financial Statements

Imperial Parking Corporation (Impark) is the corporation which resulted from the combination of the Canadian parking assets and operations of First Union Real Estate Equity and Mortgage Investments (First Union) and the parking related business of First Union Management, Inc. (FUMI), a related company.

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

FUMI Parking Business. The FUMI Parking Business consisted of the parking services and related ancillary activities that were continued into Impark. From April 1997 to March 2000 subsidiaries of FUMI carried on these activities. The continuing operations of FUMI’s indirect subsidiaries, Imperial Parking Limited and Impark Services Ltd., consisted of operating and managing parking facilities in Canada and the United States and carrying on other parking related activities.

The combination resulting in Impark was completed on March 27, 2000 following a series of transactions pursuant to a detailed plan of organization. The final step of the series of transactions was the distribution by First Union of substantially all of the outstanding shares of common stock of Impark to the shareholders of First Union. For further information regarding this detailed plan of organization and distribution of common stock, refer to the Information Statement on Form 10 dated March 27, 2000.

We accounted for this business combination by the purchase method with the FUR Parking Business identified as the acquirer. We recognized the business combination with effect from the close of business on March 31, 2000. The unaudited pro forma combined statement of operations for the three months ended March 31, 2000 presents the results for Impark combined with the FUMI parking related business, as further described in note 1 (b).

IMPERIAL PARKING CORPORATION
Consolidated Balance Sheets
Amounts in thousands of United States dollars, except share amounts

	June 30	December 31
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$13,624	$5,615

Restricted cash	2,270	2,688

Accounts receivable	3,537	3,561

Current portion of recoverable development costs	951	969

Inventory	778	748

Deposits and prepaid expenses	1,586	821

Deferred income taxes	2,113	1,700

Total current assets	24,859	16,102

Recoverable development costs	4,272	4,614

Fixed assets	14,343	14,299

Management and lease agreements	243	416

Other assets	2,475	2,829

Goodwill	39,718	41,131

	$85,910	$79,391

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Rents payable	$7,474	$6,871

Trade accounts payable and other accrued liabilities	3,331	3,889

Payable to employees and former employees	1,534	2,159

Sales tax payable	1,669	1,370

Current portion of long-term debt	371	—

Deferred revenue	3,406	1,717

Total current liabilities	17,785	16,006

Long-term debt (note 2)	3,529	—

Other long-term liabilities	1,668	1,656

Deferred income taxes	2,719	1,700

Total liabilities	25,701	19,362

Stockholders’ equity:

Common stock, $.01 par value; 10,000,000 shares authorized 1,812,142 shares issued and outstanding (2000 - 1,843,000)	18	18

Additional paid —in capital	60,173	59,991

Retained earnings	2,024	1,464

Accumulated other comprehensive loss Foreign currency translation adjustment	(2,006)	(1,444)

Total stockholders’ equity	60,209	60,029

	$85,910	$79,391

IMPERIAL PARKING CORPORATION
Consolidated Statements of Operations
(Unaudited)
Amounts in thousands of United States dollars, except per share amounts

	Three Months Ended June 30

	2001	2000

Revenues	$22,306	$17,861

Direct cost	16,202	13,166

Gross margin	6,104	4,695

Other operating expenses:

General and administrative	3,485	2,807

Depreciation and amortization of management and lease agreements	583	589

Amortization of goodwill	554	611

Equity share of limited liability company losses	27	—

Total other operating expenses	4,649	4,007

Operating income	1,455	688

Other income (expenses):

Interest income	158	317

Earnings before income taxes	1,613	1,005

Income tax expense

Current	32	94

Deferred	645	—

	677	94

Net earnings	$936	$911

Earnings per share:

Basic	$0.52	$0.43

Diluted	$0.51	$0.43

IMPERIAL PARKING CORPORATION
Consolidated and Pro Forma Combined Statements of Operations
(Unaudited)
Amounts in thousands of United States dollars, except per share amounts

	Six Months Ended June 30

			Pro Forma
	2001	2000	2000

			(note 1 (b))

Revenues	$40,366	$17,988	$32,492

Direct cost	30,429	13,166	24,036

Gross margin	9,937	4,822	8,456

Other operating expenses:

General and administrative	6,671	2,897	5,564

Depreciation and amortization of management and lease agreements	1,118	599	1,157

Amortization of goodwill	1,113	611	1,104

Equity share of limited liability company losses	77	—	—

Total other operating expenses	8,979	4,107	7,825

Operating income	958	715	631

Other income (expenses):

Interest income	304	1,352	317

Interest expense	—	(786)	—

Other income, net	304	566	317

Earnings before income taxes	1,262	1,281	948

Income tax expense

Current	57	94	155

Deferred	645	—	—

	702	94	155

Net earnings	$560	$1,187	$793

Earnings per share:

Basic	$0.31	$0.56	$0.37

Diluted	$0.31	$0.56	$0.37

IMPERIAL PARKING CORPORATION
Consolidated Statement of Stockholders’ Equity
Amounts in Thousands of United States dollars, except number of common shares

					Foreign
	Common stock		Additional		currency
			paid-in	Retained	translation		Comprehensive
	Number	Par value	capital	earnings	adjustment	Total	loss

Balance, December 31, 2000	1,843,000	$18	$59,991	$1,464	$(1,444)	$60,029

Net earnings for the period	—	—	—	560	—	560	560

Foreign currency translation adjustment in period	—	—	—	—	(562)	(562)	(562)

Stock-based compensation	—	—	725	—	—	725

Shares repurchased	(30,858)	—	(543)	—	—	(543)

Total stockholders’ equity at June 30, 2001 (unaudited)	1,812,142	$18	$60,173	$2,024	$(2,006)	$60,209

Comprehensive loss (unaudited)							$(2)

IMPERIAL PARKING CORPORATION
Consolidated Statement of Cash Flows
(Unaudited)
Amounts in thousands of United States dollars

	Six Months Ended June 30

	2001	2000

Cash flows from operating activities:

Net earnings	$560	$1,187

Adjustments to reconcile net earnings (loss) to cash provided by operating activities:

Depreciation and amortization of management and lease agreements	1,118	599

Amortization of goodwill	1,113	611

Recovery of recoverable development costs	536	291

Equity share of limited liability company losses	77	—

Deferred income taxes	645	—

Stock-based compensation	389	114

Interest income capitalized to note receivable	—	(697)

Interest expense capitalized to note payable to First Union	—	786

Changes in non-cash working capital items, excluding acquisitions:

Restricted cash	418	—

Accounts receivable	(2)	(129)

Inventory	(38)	(1)

Deposits and prepaid expenses	(762)	(5)

Rents payable	657	(586)

Trade accounts payable and other accrued liabilities	(101)	(1,146)

Payable to employees and former employees	(637)	(476)

Sales tax payable	290	155

Deferred revenue	1,704	(1,787)

Interest receivable on notes receivable from related parties	—	8

Receivables from related parties	—	(127)

Net cash provided by (used in) operating activities	5,967	(1,203)

Cash flows from investing activities:

Purchase of fixed assets	(1,110)	(393)

Acquisition of minority interests in FUMI parking related business	—	(453)

Repayment of outstanding credit facilities	—	(26,369)

Cash position of business acquired	—	8,123

Increase in recoverable development costs	(147)	—

Change in other assets	96	1,074

Acquisition of parking business	—	(1,219)

Net cash used in investing activities	(1,161)	(19,237)

Cash flows from financing activities:

Purchase of common shares	(543)	(24)

Cash contributions, including $26,369 to repay assumed outstanding credit facilities	—	32,701

Increase in long-term debt	3,900	—

Change in other liabilities	(39)	—

Net cash provided by financing activities	3,318	32,677

Effect of exchange rate changes on cash and cash equivalents	(115)	(182)

Increase in cash and cash equivalents	8,009	12,055

Cash and cash equivalents, beginning of period	5,615	1,984

Cash and cash equivalents, end of period	$13,624	$14,039

Supplementary information:

Income taxes paid	$95	$354

Non-cash transactions:

Interest income capitalized to notes receivable	—	697

Interest expense capitalized to notes payable	—	786

IMPERIAL PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Imperial Parking Corporation (“Impark”) do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results from operations and cash flows as at June 30, 2001, and for all periods presented, have been included. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in Impark’s annual report on Form 10-K for the fiscal year ended December 31, 2000. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may by expected for the fiscal year ending December 31, 2001.

(a)   Organization

Impark is the corporation which resulted from the combination of the Canadian parking facilities of First Union Real Estate Equity and Mortgage Investments (the “FUR Parking Business) and the parking related businesses of First Union Management, Inc. (the “FUMI Parking Business”). We have set out below a brief description of the operations of each business combined.

FUR Parking Business —The FUR Parking Business, constituting the parking assets and operations of First Union, consisted primarily of 15 owned parking properties in Canada. From April 1997 to March 2000, subsidiaries of First Union operated this business, including leasing the properties to First Union Management, Inc. (“FUMI”) for operations and management.

FUMI Parking Business —The FUMI Parking Business consisted of the parking services and related ancillary activities that have been continued into Impark. From April 1997 to March 2000, subsidiaries of FUMI carried on these activities. The continuing operations of FUMI’s indirect subsidiaries, Imperial Parking Limited and Impark Services Ltd., consisted of operating and managing parking facilities in Canada and the United States and carrying on other parking related activities.

The accompanying unaudited consolidated financial statements include the accounts of Impark and its wholly owned subsidiaries and reflect Impark’s acquisition of the FUMI Parking Business which has been accounted for with effect from the close of business on March 31, 2000. All material inter-company transactions and balances have been eliminated.

(b)   Pro forma

The pro forma statement of operations for the six months ended June 30, 2000 has been compiled from financial information in the:

(i) unaudited combined financial statements of Impark, including its predecessor the FUR Parking Business, for the six months ended June 30, 2000;

(ii) unaudited combined financial statements of the FUMI Parking Business for the three months ended March 31, 2000; and

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

These pro forma combined statements of operations are not necessarily indicative of the results of operations that would have been achieved had the transactions actually taken place on January 1, 2000 and do not purport to be indicative of the effects that may be expected to occur in the future.

2.   LONG-TERM DEBT

      On September 13, 2000, the Company established a credit facility (the “Credit Facility”) providing for borrowings of up to $20 million, consisting of a $12.5 million non-revolving loan; a $5 million revolving credit facility; and $2.5 million for standby letters of credit. The non-revolving loan facility bears interest at LIBOR plus 1.625% per annum. The revolving credit facility bears interest at the lending bank’s prime rate. The amount outstanding under the Company’s Credit Facility as of June 30, 2001 was $3.9 million with a weighted average interest rate of 5.4%. This is solely comprised of amounts drawn under the non-revolving loan facility and will be repaid in blended monthly payments of principal and interest of $63,563 through October 2007. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios and restrict further indebtedness. The remaining amount available under the Credit Facility was $15.5 million at June 30, 2001.

3.   EARNINGS PER SHARE

      Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The weighted average number of shares outstanding for the six months ended June 30, 2000 gives retroactive effect to the shares issued on the formation of Impark. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, or if restricted shares of common stock were to become fully vested, that then shared in the earnings of Impark.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30

	2001			2000

	Income	Common	Per Share	Income	Common	Per Share
	available	shares	amount	available	shares	amount
	($000's)	($000's)		($000's)	(000's)

Basic earnings per share
Net earnings	$936	1,812	$0.52	$911	2,128	$0.43

Effect of dilutive stock and options:

Stock option plan	—	31	(0.01)	—	—	—

Diluted earnings per share	$936	1,843	$0.51	$911	2,128	$0.43

	Six Months Ended June 30

	2001			2000

	Income	Common	Per Share	Income	Common	Per Share
	available	shares	amount	available	shares	amount
	($000's)	($000's)		($000's)	(000's)

Basic earnings per share
Net earnings	$560	1,817	$0.31	$1,187	2,128	$0.56

Effect of dilutive stock and options:

Stock option plan	—	16	—	—	—	—

Diluted earnings per share	$560	1,833	$0.31	$1,187	2,128	$0.56

Basic pro forma earnings per share
Pro forma earnings	n/a	n/a	n/a	$793	2,128	$0.37

Effect of dilutive stock and options:

Stock option plan	—	—	—	—	—	—

Diluted pro forma earnings per share	n/a	n/a	n/a	$793	2,128	$0.37

4.   STOCK OPTIONS

      In May 2001, the stockholders of the Company approved a stock option incentive plan allowing the Company to grant stock options to executives and management. The plan includes variable stock options whereby the exercise price of the options increases during the term of the options. Any change in the intrinsic value of the options is reflected as compensation expense. For accounting purposes, the date of stockholder approval is considered to be the date on which the measurement of any compensatory effect occurs. At June 30, 2001, the Company had the following stock options outstanding:

# of options	Exercise price	Remaining contractual life

79,777 116,875 47,250	14.43 14.27 14.20	104 months 106 months 106 months

5.   BUSINESS SEGMENTS

      Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the revenue, operating results and assets for these geographic regions.

	Three Months Ended June 30

	2001			2000

	Canada	U.S.	Total	Canada	U.S.	Total

Revenue	$13,980	$8,326	$22,306	$12,604	$5,257	$17,861

Depreciation and amortization	934	203	1,137	1,049	151	1,200

Operating income	1,315	140	1,455	440	248	688

Income tax expense	1,107	(430)	677	88	6	94

Long-lived assets	50,760	6,019	56,779	56,042	5,773	61,815

Total assets	64,679	21,231	85,910	70,200	16,361	86,561

	Six Months Ended June 30

	2001			2000 (1)

	Canada	U.S.	Total	Canada	U.S.	Total

Revenue	$27,159	$13,207	$40,366	$24,961	$7,531	$32,492

Depreciation and amortization	1,853	378	2,231	2,081	180	2,261

Operating income (loss)	2,149	(1,191)	958	477	154	631

Income tax expense	1,128	(426)	702	140	15	155

Long-lived assets	50,760	6,019	56,779	56,042	5,773	61,815

Total assets	64,679	21,231	85,910	70,200	16,361	86,561

(1):	pro forma, except asset figures.

6.   SUBSEQUENT EVENT

      Effective July 1, 2001, Imperial Parking (U.S.), Inc., a wholly owned subsidiary of the Company, purchased all of the issued and outstanding shares of DLC Management Group, Inc. (“DLC”). This acquisition will be accounted for by the purchase method with the results from operations of DLC included in the Company’s consolidated results from operations with effect from July 1, 2001. Consideration for the purchase was $3.9 million, plus approximately $0.75 million for working capital, payable in cash at closing. In addition, the Company will be required to make additional payments to DLC’s shareholders over a five-year period based on the earnings (as defined in the purchase agreement) of DLC.

7.   CONTINGENCIES

      Imperial Parking Canada Corporation, a wholly owned subsidiary of the Company, is a defendant in a lawsuit filed by Sterling Parking Ltd. (“Sterling”) in April 2001, in the Queen’s Bench of Alberta. The suit involves an alleged breach by Imperial Parking Canada Corporation of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management of certain Sterling lots in Calgary. The proposed transaction with Sterling was not completed and Sterling claims in the lawsuit that Imperial Parking Canada Corporation wrongfully bid on certain lots and improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $6.3 million (CDN $10 million). The Company believes that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. The parties are currently negotiating a settlement.

If a settlement is not reached, the Company intends to defend itself vigorously. The Company expects that any damages awarded against Imperial Parking Canada Corporation will not have a material effect on its financial position or results of operations.

8.   RECENT ACCOUNTING PROUNCEMENTS

      During the six months ended June 20, 2001, the Financial Accounting Standards Board announced new rules related to the accounting for goodwill. Financial Accounting Statement No. 14, Business Combinations (“SFAS 141”) eliminates the pooling method of accounting for business combinations and is effective for all transactions initiated after June 30, 2001. The Company will adopt SFAS 141 effective July 1, 2001, but this has no impact on the Company’s financial statements as the acquisition subsequent to June 30, 2001 will be accounted for using the purchase method.

      Financial Accounting Statement NO. 142, goodwill and other intangible assets (“SFAS142”) will require that goodwill no longer be amortized, but the carrying value of goodwill will be subject to a regular impairment test. SFAS 142 will be effective for the first fiscal quarter beginning after December 15, 2001. The effect on the financial statements of the Company is that amortization of existing goodwill will cease as of December 31, 2001. Any goodwill resulting from the acquisition described in note 6 will not be amortized in fiscal 2001. The Company’s goodwill amounts at December 31, 2001 will be subject to the impairment test commencing with the Company’s first quarter ended March 31, 2002.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

      FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

      This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below. Forward-looking statements include, but are not limited to, discussions regarding the Company’s operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

      The following important factors, in addition to those discussed elsewhere in this report, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

—	successfully integrating past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

—	successful implementation of the Company’s operating and growth strategy, including possible strategic acquisitions;

—	fluctuations in quarterly operating results caused by a variety of factors including the timing of gains on sales of owned facilities, pre-opening costs, changes in the Company’s cost of borrowing, effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports and local, national and international economic conditions;

—	the ability of the Company to form and maintain its strategic relationships with certain large real estate owners and operators;

—	global and/or regional economic factors;

—	compliance with laws and regulations, including, without limitation, tax, environmental, antitrust and consumer protection laws and regulations at the federal, state, local and international levels.

      OVERVIEW

      On March 27, 2000, Impark completed a series of transactions which resulted in the combination of the Canadian parking facilities of First Union and the parking and ancillary services of the FUMI Parking Business. The following discussion includes a review of the operating results of the combined businesses for the six months ended June 30, 2000 on a pro forma basis as if the combination had been in place on January 1, 2000.

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

      Revenue earned from each type of arrangement for the quarter and the number of facilities operated as at the end of each quarter, are as follows:

			Revenue
	# of Locations
	at June 30		Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000	2001	2000

Leased	525	503	$19,712	$15,223	$35,277	$27,359

Managed	961	903	2,180	2,217	4,276	4,313

Owned	15	15	414	421	813	820

	1,501	1,421	$22,306	$17,861	$40,366	$32,492

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Total revenue for the second quarter of fiscal 2001 increased by $4.4 million, or 24.9%, to $22.3 million from $17.9 million for the second quarter of fiscal 2000. This increase was due entirely to an increase in revenue from leased facilities.

Revenues from leased facilities for the second quarter of fiscal 2001 increased to $19.7 million from $15.2 million in the second quarter of fiscal 2000, an increase of $4.5 million, or 29.5%. $2.9 million of this increase was in the United States and resulted from opening in Cleveland (September 2000) and expanding start-up operations in San Francisco, Cincinnati and Seattle. The increase of $1.6 million in leased revenue in Canada included a positive change of $0.5 million in amounts related to our dispute over taxes on parking violation revenue. The second quarter of fiscal 2000 included a charge against revenue of $0.3 million based on estimates of our tax liability at the time. We were ultimately successful in recovering $0.2 million in the second quarter of fiscal 2001 of the amount previously provided. We do not expect any further benefits in the future from settling this tax liability. The remaining increase in Canada of $1.1 million was due in part to parking rate increases.

Management contract revenues for the second quarter remained stable at $2.2 million for both the three month periods ended June 30, 2000 and 2001.

Direct costs in the second quarter of 2001 increased to $16.2 million from $13.2 million in the second quarter of 2000, an increase of $3.0 million, or 23.1%. All of this increase was attributable to higher rent expense. Rent expense increased $3.0 million, or 33.3%, from $9.0 million for the second quarter of 2000 to $12.0 million for the second quarter of 2001. Rent as a percentage of revenues, increased to 53.8% in the second quarter of 2001 from 50.3% in the same quarter of 2000. This increase is principally due to the leases in our new U.S. operations being in the early phase of their terms. As we continue to operate these leased facilities, we would expect revenue growth to exceed any growth in rent and, therefore, rent as a percentage of revenue would decline. Direct costs as a percentage of revenues decreased to 72.6% in the second quarter of fiscal 2001 from 73.7% in the second quarter of fiscal 2000.

General and administrative expenses increased $0.7 million, or 24.2%, from $2.8 million for the second quarter of fiscal 2000 to $3.5 million for the second quarter of fiscal 2001. The increase in general and administrative expenses is due to expansion since last year in the United States, including $0.1 million for operations in San Francisco, Cincinnati and Cleveland, and $0.2 million to establish a regional management infrastructure in the United States. We also incurred $0.1 million of additional expense related to being a public company and $0.2 million of increased stock compensation expense, as discussed below. General and administrative expenses, as a percentage of total revenues decreased to 15.6 % for the second quarter of fiscal 2001 compared to 15.7 % for the second quarter of fiscal 2000.

Included in general and administrative expense is stock-based compensation expense for the second quarter of fiscal 2001 of $0.2 million which includes an allocation of both senior management’s compensation related to our stock performance and directors’ annual stock entitlement for fees for services rendered. In the second quarter of fiscal 2000 there was no stock compensation expense for either directors or senior management. The allocation for senior management’s compensation is based on the 2000 Stock Incentive Plan which was approved by the stockholders at our 2001 Annual General Meeting. For accounting purposes, the date of stockholder approval is considered to be the date on which the measurement of the compensatory effect occurs. The plan includes variable stock options whereby the exercise price of the options increases during the term of the options. Accordingly, any change in the intrinsic value of the options is reflected in compensation expense on a quarterly basis.

The equity share in the limited liability company (“LLC”) losses represents our 50% share in nine LLC’s which each operate a parking facility in New York, New York. The LLC’s started operating these facilities in the first six months of 2001.

Interest income of $0.2 million was earned in the second quarter of fiscal 2001, a decrease of $0.1 million from the $0.3 million earned in the second quarter of fiscal 2000. The decrease is due to lower interest rates and lower cash balances during 2001 compared to 2000.

Income tax expense for the second quarter of fiscal 2001 includes our current tax liability for capital and state taxes, and a deferred tax expense as we utilize our net operating losses for tax purposes in Canada. There was no corresponding deferred tax expense in the second quarter of fiscal 2000, as we had not utilized the Canadian tax losses.

Net earnings for the second quarter of 2001 were $0.9 million —the same as second quarter earnings in 2000. The primary changes between the second quarter of fiscal 2001 and the second quarter of fiscal 2000 were a higher gross margin of $1.4 million, which includes the positive effect of $0.5 million related to taxes on parking violation revenue; offset by higher general and administrative expenses of $0.7 million; lower interest income of $0.1 million; and higher income tax expense of $0.6 million.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Total revenues for the first six months of fiscal 2001 increased $7.9 million, or 24.2%, to $40.4 million from $32.5 million for the first six months of fiscal 2000. The increase was comprised solely of an increase in revenue on leased facilities.

Revenues from leased facilities for the first six months of fiscal 2001 increased to $35.3 million from $27.4 million in the first six months of fiscal 2000, an increase of $7.9 million or 28.9%. $5.5 million of this increase was in the United States and resulted from starting operations in San Francisco (April 2000) and Cleveland (September 2000) and the acquisition of E-Z Park in Cincinnati (April 2000). The increase of $2.4 million in leased revenue in Canada included a positive change of $0.5 million related to our dispute over taxes on parking violation revenue. The first six months of fiscal 2000 included a charge against revenue of $0.3 million based on estimates of our tax liability at the time. We were ultimately successful in recovering $0.2 million during the first six months of fiscal 2001 of the amount previously provided. We do not expect any further benefits in the future from settling this tax liability. The remainder of the increase in Canada of $1.9 million was due in part, to parking rate increases and a public transit strike in Calgary, Alberta and Vancouver, B.C.

Management contract revenues for the first six months remained stable at $4.3 million for both the 2000 and the 2001 six month periods.

Direct costs in the first six months of 2001 increased to $30.4 million from $24.0 million in the first six months of 2000, an increase of $6.4 million or 26.6%. Of this increase, $5.6 million was attributable to higher rent expense and $0.8 million to other directs costs. Rent expense increased $5.6 million, or 33.7%, from $16.6 million for the first six months of 2000 to $22.2 million for the first six months of 2001. Rent as a percentage of revenues, increased to 55.0% in the first six months of 2001 from 51.2% in the same six months of 2000. This increase is principally due to the leases in our new U.S. operations being in the early phase of their terms. As we continue to operate these leased facilities, we would expect revenue growth to exceed any growth in rent and, therefore, rent as a percentage of revenue would decline. The increase in other direct costs of $0.8 million, or 10.8%, from $7.4 million to $8.2 million, is due to the general increase in revenues. Direct costs as a percentage of revenues increased to 75.4% in the first six months of fiscal 2001 from 74.0% in the first six months of fiscal 2000.

General and administrative expenses increased $1.1 million, or 19.9%, from $5.6 million for the first six months of fiscal 2000 to $6.7 million for the first six months fiscal 2001. The increase in general and administrative expenses is due to expansion since last year in the United States, including $0.2 million for operations in San Francisco, Cincinnati and Cleveland, and $0.3 million to establish a regional management infrastructure in the United States. We also incurred $0.2 million of additional expense related to being a public company and $0.3 million of increased stock compensation expense, as discussed below. General and administrative expenses, as a percentage of total revenues decreased to 16.5 % for the first six months of fiscal 2001 compared to 17.1 % for the first six months of fiscal 2000.

Included in general and administrative expense is stock-based compensation expense for the first six months of fiscal 2001 of $0.4 million which includes an allocation of both senior management’s compensation related to our stock performance and directors’ annual stock entitlement for fees for services rendered. In the first six months of fiscal 2000 there was $0.1 million of stock awarded to directors, but no stock compensation expense for senior management. The allocation for senior management’s compensation is based on the 2000 Stock Incentive Plan which was approved by the stockholders at our 2001 Annual General Meeting. The plan includes variable stock options whereby the exercise price of the options increases during the term of the options. Accordingly, any change in the intrinsic value of the options is reflected in compensation expense on a quarterly basis.

The equity share in the limited liability company (“LLC”) losses represents our 50% share in nine LLC’s which each operate a parking facility in New York, New York. The LLC’s started operating these facilities in the first six months of 2001.

Interest income of $0.3 million was earned in the first six months of both fiscal 2001 and 2000. Although the interest income in 2000 was earned during only a period of three months from the combination in March 2000, interest rates in 2000 were higher by approximately 1.5%.

Income tax expense for the first six months of fiscal 2001 includes our current tax liability for capital and state taxes, and a deferred tax expense as we utilize our net operating losses for tax purposes in Canada. Also included in the deferred tax expense is a deferred tax recovery for operating losses in the U.S. for the first six months of fiscal 2001. The effect of offsetting losses in the U.S. at lower tax rates against profits in Canada at higher tax rates is to increase the effective tax rate for accounting purposes to 56% on a consolidated basis for the first six months of fiscal 2001. There was no corresponding deferred tax expense in the first six months of fiscal 2000, as we had not then recognized the Canadian tax losses for accounting purposes.

Net earnings for the first six months of 2001 were $0.6 million —a decrease of $0.2 million from the first six months pro forma earnings in 2000 of $0.8 million. This decrease is primarily due higher general and administrative expenses of $1.1 million; equity losses of $0.1 million in the LLC; and higher income tax expense of $0.5 million; offset by a higher gross margin of $1.5 million.

      LIQUIDITY AND CAPITAL RESOURCES

      As at June 30, 2001, we had cash and cash equivalents of $13.6 million. This represents an increase of $8.0 million for the first six months of fiscal 2001. The increase resulted from $5.9 million of cash generated from operations and $3.9 million of funds drawn under our Credit Facility to finance the acquisition of DLC in July 2001. These cash inflows were offset by $1.2 million used in investing activities, $0.5 million used to repurchase our stock and $0.1 million of changes in exchange rates on cash balances. $1.7 million of the cash from operations was generated from prepaid parking revenue from season ticket holders of the San Francisco Giants. This amount has been included in deferred revenue at June 30, 2001 and will be recognized over the course of the regular baseball season.

      Included in the cash balances at June 30, 2001 are $3.9 million of funds drawn on our Credit Facility. These funds were used in July 2001 to purchase all of the issued and outstanding shares of DLC. We are also required to make a payment of $0.75 million for the working capital of DLC. We will use existing cash balances to fund the working capital payment.

      We are negotiating final costs with the contractor of the San Francisco Giants development. We estimate that up to approximately $1.0 million will be required to complete our share of funding of the development costs. An accrual has been recorded at June 30, 2001 for the estimated settlement costs. We have $2.3 million of cash on short-term deposit at June 30, 2001, which has been restricted, to support a lien bond issued in conjunction with the negotiations of final costs. This amount will be released to us on settlement.

      At June 30, 2001 we had $3.9 million of long-term bank debt outstanding. After borrowing these funds and using $0.6 million for outstanding letters of credit, we have $15.5 million remaining of a $20.0 million credit facility with HSBC Bank Canada to fund working capital requirements, acquisitions and other capital investment opportunities.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

      Our primary exposure to market risk consists of changes in interest rates on cash invested in short-term deposits, which as of June 30, 2001 totaled approximately $2.3 million. Our market risk also consists of changes in interest rates on variable rate borrowings. As of June 30, 2001, we had $3.9 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus 162.5 basis points. Changes in interest rates could impact our anticipated interest income or expense.

Foreign Currency Exposure

      We operate wholly owned subsidiaries in Canada. Total revenues from Canadian operations amounted to $14.0 million and $12.6 million for the three months ended June 30, 2001 and 2000, respectively and $27.2 million and $25.0 million (pro forma) for the six months ended June 30, 2001 and 2000, respectively. We intend to continue to invest in Canadian leased or owned facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is limited as the Canadian dollar revenues to date have been significantly offset by Canadian dollar operating costs. In limited circumstances we have denominated Canadian contracts in U.S. dollars to limit currency exposure. Presently, we have no formal hedging programs and have no outstanding derivative contracts. We anticipate implementing a hedging program if such risk materially increases.

PART II —OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LITIGATION

      The provision of services to the public entails an inherent risk of liability. We are engaged from time to time in routine litigation incidental to our business. Other than cases involving Eau Claire Market in Calgary, Alberta and Sterling Parking Ltd. described below, there is no legal proceeding to which we are a party which, if decided adversely could materially harm our financial condition. We attempt to disclaim liability for personal injury in facilities we operate. We also carry liability insurance that we believe meets or exceeds industry standards as determined by our landlords. We can provide no assurances, however, that any future legal proceedings (including any related judgements, settlements or costs) will not have a material adverse effect on our financial condition, liquidity or results of operations.

      The Eau Claire Market litigation was filed in the Queen’s Bench of Alberta on August 20, 1998. It involves a claim against a property in which we are the lessee. The plaintiff asserts that it is entitled to priority over our lease and to possession of the property. We believe that this claim is without merit. If, however, we do not prevail in the litigation, we may be forced to renegotiate the lease with the landlord, in which case the rent could be substantially increased and may materially impact our results.

      Imperial Parking Canada Corporation (“Impark Canada”), a subsidiary of Impark, is a defendant in a lawsuit brought by Newcourt Financial Ltd. (“Newcourt”) as the assignee of Oracle Corporation Canada Inc. (“Oracle”). The suit was filed in Ontario Superior Court on June 11, 1999. It alleges that Impark Canada and FUMI owe approximately $825,000 under a software licence and services agreement. We believe the claim is without merit. In response to the claim, Impark Canada and FUMI have commenced their own action in British Columbia, seeking a declaration that no amounts are owing to either Newcourt or Oracle under the license and services agreement.

The Ontario lawsuit has been stayed pending the resolution of the B.C. action. First Union has agreed in writing to assume all liability with respect to this claim.

      Impark Canada is a defendant in a lawsuit brought by Sterling Parking Ltd., which was filed April 3, 2001 in the Queen’s Bench of Alberta. The suit involves an alleged breach by Impark Canada of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management by Impark Canada of certain Sterling lots in Calgary. The agreement prohibited Impark Canada from bidding on any Sterling lots while negotiations of such transaction were underway. During negotiations, Impark Canada successfully bid on two Sterling lots. The proposed transaction with Sterling was not completed. Sterling claims in the lawsuit that Impark Canada wrongfully bid on the two lots and an additional three lots, as well as improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $6.3 million (CDN$10,000,000). We believe that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. The parties are currently negotiating a settlement. If a settlement is not reached, we intend to defend ourselves vigorously. We believe that any damages awarded against Impark Canada will not have a material effect on our results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Our Annual Meeting of Stockholders was held at the New York Helmsley Hotel, 212 East 42nd Street, New York, New York, on May 18, 2001. The following matters were submitted to a vote:

1.    The stockholders elected each of the following nominees as a Class I director to hold office until the Annual
       Meeting of Stockholders in 2004, or until their respective successors are duly elected and qualified.

	For	Against	Abstained

Mary Ann Tighe	1,673,262	—	7,984
Armand E. Lasky	1,673,262	—	7,984

2.    The stockholders approved the adoption of the Company’s 2000 Stock Incentive Plan (with 1,003,291 votes in favour, 136,577 votes against, and 541,378 votes abstained).

3.    The stockholders ratified the appointment of KPMG, LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2001 (with 1,678,603 votes in favour, 1,306 votes against, and 1,337 votes abstained).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Each exhibit listed below in the Index to Exhibits is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Index to Exhibits

Exhibit No.	Description

2.1	Form of Memorandum of Understanding regarding the Distribution between First Union Real Estate Equity and Mortgage Investments (“First Union”) and the Registrant (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

3.2	Form of Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

4.1	Specimen certificate for shares of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.1	Form of 2000 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.4	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.6	Form of Huntzinger Employment Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

10.7	Form of Wallner Employment Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

10.8	Newsome Employment Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.10	Form of $20.0 million Credit Facility (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10K as filed on March 28, 2001).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10K as filed on March 28, 2001).

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PARKING CORPORATION

Date: August 8, 2001	By: /s/ J. Bruce Newsome

_______________________	_________________________________. J. Bruce Newsome Chief Financial Officer