Form 10-Q
period 2001-09-30
IMPERIAL PARKING CORP
filed 2001-11-13
CIK 1103389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2001

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From _________ to _________

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 8, 2001 was 1,817,142.

INDEX

IMPERIAL PARKING CORPORATION

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

We accounted for this business combination by the purchase method with the FUR Parking Business identified as the acquirer. We recognized the business combination with effect from the close of business on March 31, 2000. The unaudited pro forma combined statement of operations for the nine months ended September 30, 2000 presents the results for Impark combined with the FUMI parking related business, as further described in note 1 (b).

IMPERIAL PARKING CORPORATION
Consolidated Balance Sheets
Amounts in thousands of United States dollars, except share amounts

	September 30	December 31
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$11,236	$5,615

Restricted cash	—	2,688

Accounts receivable	5,732	3,561

Current portion of recoverable development costs	934	969

Inventory	726	748

Deposits and prepaid expenses	1,641	821

Deferred income taxes	2,494	1,700

Total current assets	22,763	16,102

Recoverable development costs	4,057	4,614

Fixed assets	14,595	14,299

Management and lease agreements	458	416

Other assets	2,856	2,829

Goodwill	45,058	41,131

	$89,787	$79,391

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Rents payable	$7,967	$6,871

Trade accounts payable and other accrued liabilities	4,307	3,889

Payable to employees and former employees	2,006	2,159

Sales tax payable	1,663	1,370

Current portion of long-term debt	514	—

Current portion of other long-term liabilities	1,125	—

Deferred revenue	1,845	1,717

Total current liabilities	19,427	16,006

Long-term debt (note 3)	3,386	—

Other long-term liabilities	4,948	1,656

Deferred income taxes	3,216	1,700

Total liabilities	30,977	19,362

Stockholders’ equity:

Common stock, $.01 par value; 10,000,000 shares authorized 1,816,517 shares issued and outstanding (2000 – 1,843,000)	18	18

Additional paid-in capital	60,431	59,991

Retained earnings	2,316	1,464

Accumulated other comprehensive loss Foreign currency translation adjustment	(3,955)	(1,444)

Total stockholders’ equity	58,810	60,029

	$89,787	$79,391

IMPERIAL PARKING CORPORATION
Consolidated Statements of Operations
(Unaudited)
Amounts in thousands of United States dollars, except per share amounts

	Three Months Ended September 30

	2001	2000

Revenues	$24,008	$18,529

Direct cost	18,461	13,796

Gross margin	5,547	4,733

Other operating expenses:

General and administrative	3,839	3,026

Depreciation and amortization of management and lease agreements	624	657

Amortization of goodwill	552	547

Equity share of limited liability company losses	37	—

Total other operating expenses	5,052	4,230

Operating income	495	503

Other income (expense):

Interest income	151	222

Interest expense	(154)	—

Other income (expense), net	(3)	222

Earnings before income taxes	492	725

Income tax expense

Current	16	151

Deferred	184	—

	200	151

Net earnings	$292	$574

Earnings per share:

Basic	$0.16	$0.27

Diluted	$0.15	$0.27

IMPERIAL PARKING CORPORATION
Consolidated and Pro Forma Combined Statements of Operations
(Unaudited)
Amounts in thousands of United States dollars, except per share amounts

	Nine Months Ended September 30

			Pro Forma
	2001	2000	2000

			(note 1 (b))
Revenues	$64,374	$36,517	$51,021

Direct cost	48,890	26,962	37,832

Gross margin	15,484	9,555	13,189

Other operating expenses:

General and administrative	10,510	5,923	8,590

Depreciation and amortization of management and lease agreements	1,742	1,256	1,814

Amortization of goodwill	1,665	1,158	1,651

Equity share of limited liability company losses	114	—	—

Total other operating expenses	14,031	8,337	12,055

Operating income	1,453	1,218	1,134

Other income (expenses):

Interest income	455	1,574	539

Interest expense	(154)	(786)	—

Other income, net	301	788	539

Earnings before income taxes	1,754	2,006	1,673

Income tax expense

Current	73	245	306

Deferred	829	—	—

	902	245	306

Net earnings	$852	$1,761	$1,367

Earnings per share:

Basic	$0.47	$0.83	$0.65

Diluted	$0.46	$0.83	$0.65

IMPERIAL PARKING CORPORATION
Consolidated Statement of Stockholders’ Equity
Amounts in Thousands of United States dollars, except number of common shares

					Foreign
	Common stock		Additional		currency
			paid-in	Retained	translation		Comprehensive
	Number	Par value	capital	earnings	adjustment	Total	loss

Balance, December 31, 2000	1,843,000	$18	$59,991	$1,464	$(1,444)	$60,029

Net earnings for the period	—	—	—	852	—	852	852

Foreign currency translation adjustment in period	—	—	—	—	(2,511)	(2,511)	(2,511)

Stock-based compensation	—	—	922	—	—	922

Options exercised	4,375	—	61	—	—	61

Shares repurchased	(30,858)	—	(543)	—	—	(543)

Total stockholders’ equity at September 30, 2001 (unaudited)	1,816,517	$18	$60,431	$2,316	$(3,955)	$58,810

Comprehensive loss (unaudited)							$(1,659)

IMPERIAL PARKING CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
Amounts in thousands of United States dollars

	Nine Months Ended
	September 30

	2001	2000

Cash flows from operating activities:

Net earnings	$852	$1,761

Adjustments to reconcile net earnings to cash provided by operating activities:

Depreciation and amortization of management and lease agreements	1,742	1,256

Amortization of goodwill	1,665	1,158

Recovery of recoverable development costs	806	478

Equity share of limited liability company losses	114	—

Deferred income taxes	829	—

Stock-based compensation	516	114

Non-cash interest expense	77	—

Interest income capitalized to note receivable	—	(697)

Interest expense capitalized to note payable	—	786

Changes in non-cash working capital items, excluding acquisitions:

Restricted cash	2,688	—

Accounts receivable	(164)	(444)

Inventory	(19)	14

Deposits and prepaid expenses	(325)	(215)

Rents payable	1,311	992

Trade accounts payable and other accrued liabilities	(312)	(495)

Payable to employees and former employees	(429)	(114)

Sales tax payable	193	(1,473)

Deferred revenue	195	(4,044)

Interest receivable on notes receivable from related parties	—	8

Receivables from related parties	—	(127)

Net cash provided by (used in) operating activities	9,739	(1,042)

Cash flows from investing activities:

Purchase of fixed assets	(1,794)	(711)

Acquisition of minority interests in FUMI parking related business	—	(453)

Repayment of outstanding credit facilities	—	(26,369)

Cash position of business acquired	—	8,123

Increase in recoverable development costs	(185)	(409)

Change in other assets	(502)	1,492

Acquisition of parking business, net of cash acquired	(4,564)	(1,219)

Net cash used in investing activities	(7,045)	(19,546)

Cash flows from financing activities:

Purchase of common shares	(543)	(657)

Options exercised	61	—

Cash contributions, including $26,369 to repay assumed outstanding credit facilities	—	32,701

Increase in long-term debt	3,900	—

Change in other liabilities	(53)	(93)

Net cash provided by financing activities	3,365	31,951

Effect of exchange rate changes on cash and cash equivalents	(438)	(314)

Increase in cash and cash equivalents	5,621	11,049

Cash and cash equivalents, beginning of period	5,615	1,984

Cash and cash equivalents, end of period	$11,236	$13,033

Supplementary information:

Income taxes paid	$172	$400

Non-cash transactions:

Imputed interest expense on DLC purchase price	77	—

Interest income capitalized to notes receivable	—	697

Interest expense capitalized to note payable	—	786

IMPERIAL PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Imperial Parking Corporation (“Impark”) do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results from operations and cash flows as at September 30, 2001, and for all periods presented, have been included. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in Impark’s annual report on Form 10-K for the fiscal year ended December 31, 2000. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may by expected for the fiscal year ending December 31, 2001.

(a)	Organization

Impark is the corporation which resulted from the combination of the Canadian parking facilities of First Union Real Estate Equity and Mortgage Investments (the “FUR Parking Business”) and the parking related businesses of First Union Management, Inc. (the “FUMI Parking Business”). We have set out below a brief description of the operations of each business combined.

FUR Parking Business – The FUR Parking Business, constituting the parking assets and operations of First Union, consisted primarily of 15 owned parking properties in Canada. From April 1997 to March 2000, subsidiaries of First Union operated this business, including leasing the properties to First Union Management, Inc. (“FUMI”) for operations and management.

FUMI Parking Business – The FUMI Parking Business consisted of the parking services and related ancillary activities that have been continued into Impark. From April 1997 to March 2000, subsidiaries of FUMI carried on these activities. The continuing operations of FUMI’s indirect subsidiaries, Imperial Parking Limited and Impark Services Ltd., consisted of operating and managing parking facilities in Canada and the United States and carrying on other parking related activities.

The accompanying unaudited consolidated financial statements include the accounts of Impark and its wholly owned subsidiaries and reflect Impark’s acquisition of the FUMI Parking Business which has been accounted for with effect from the close of business on March 31, 2000. All material inter-company transactions and balances have been eliminated.

(b)	Pro forma

The pro forma statement of operations for the nine months ended September 30, 2000 has been compiled from financial information in the:

(i)	unaudited combined financial statements of Impark, including its predecessor the FUR Parking Business, for the nine months ended September 30, 2000;

(ii)	unaudited combined financial statements of the FUMI Parking Business for the three months ended March 31, 2000; and

(iii)	the additional information presented below.

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

      Effective July 1, 2001, the Company acquired all of the issued and outstanding shares of DLC Management Group, Inc. (“DLC”) for net cash of $4.6 million, including acquisition expenses of $0.2 million. The former shareholders of DLC are also entitled to additional cash consideration equal to a proportion of the actual operating results of the acquired business, calculated in accordance with the acquisition agreement, for each of the twelve month periods ending June 30, 2002 through 2006. The present value of these future payments has been estimated to be $4.4 million and has been included in the cost of the acquisition. The liability for these payments has been included on the Company’s Balance Sheet at September 30, 2001 in Other long-term liabilities.

      The acquisition of DLC has been accounted for by the purchase method and accordingly the aggregate purchase price, including related costs, has been allocated to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

$'000

Working capital, net of cash acquired of $259	$748

Fixed assets	558

Management and lease agreements	344

Goodwill	7,300

$8,950

      The purchase price paid by the Company is subject to certain adjustments prior to December 31, 2001 pursuant to the acquisition agreement. Management has made its best estimate of the purchase price ultimately payable by the Company. Any adjustments made to the purchase price will be accounted for in the period the adjustments are made.

      The results of operations of DLC from July 1, 2001, being the effective date of acquisition by the Company, are included in these consolidated financial statements.

3.	LONG-TERM DEBT

      On September 13, 2000, the Company established a credit facility (the “Credit Facility”) providing for borrowings of up to $20 million, consisting of a $12.5 million non-revolving loan; a $5 million revolving credit facility; and $2.5 million for standby letters of credit. The non-revolving loan facility bears interest at LIBOR plus 1.625% per annum. The revolving credit facility bears interest at the lending bank’s prime rate. The amount outstanding under the Company’s Credit Facility as of September 30, 2001 was $3.9 million with a weighted average interest rate of 4.1%. This is solely comprised of amounts drawn under the non-revolving loan facility and will be repaid in blended monthly payments of principal and interest of $61,114 through December 2007. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios and restrict further indebtedness. The remaining amount available under the Credit Facility was $13.3 million at September 30, 2001.

4.	EARNINGS PER SHARE

      Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The weighted average number of shares outstanding for the nine months ended September 30, 2000 gives retroactive effect to the shares issued on the formation of Impark. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, or if restricted shares of common stock were to become fully vested, that then shared in the earnings of Impark.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30

	2001			2000

	Income	Common		Income	Common
	available	shares	Per Share	available	shares	Per Share
	($000’s)	(000’s)	amount	($000’s)	(000’s)	amount

Basic earnings per share
Net earnings	$292	1,812	$0.16	$574	2,102	$0.27

Effect of dilutive stock and options:
Stock option plan	—	99	(0.01)	—	—	—

Diluted earnings per share	$292	1,911	$0.15	$574	2,102	$0.27

	Nine Months Ended September 30

	2001			2000

	Income	Common		Income	Common
	available	shares	Per Share	available	shares	Per Share
	($000’s)	(000’s)	amount	($000’s)	(000’s)	amount

Basic earnings per share
Net earnings	$852	1,816	$0.47	$1,761	2,119	$0.83

Effect of dilutive stock and options:
Stock option plan	—	36	(0.01)	—	—	—

Diluted earnings per share	$852	1,852	$0.46	$1,761	2,119	$0.83

Basic pro forma earnings per share
Pro forma earnings	n/a	n/a	n/a	$1,367	2,119	$0.65

Effect of dilutive stock and options:
Stock option plan	—	—	—	—	—	—

Diluted pro forma earnings per share	n/a	n/a	n/a	$1,367	2,119	$0.65

5.	STOCK OPTIONS

      In May 2001, the stockholders of the Company approved a stock option incentive plan allowing the Company to grant stock options to executives and management. The plan includes variable stock options whereby the exercise price of the options increases during the term of the options. Any change in the intrinsic value of the options is reflected as compensation expense. For accounting purposes, the date of stockholder approval is considered to be the date on which the measurement of any compensatory effect occurs. At September 30, 2001, the Company had the following stock options outstanding:

# of options	Exercise price	Remaining contractual life

250 1,000 39,125 116,875 79,777 1,000 500 750 2,000 1,000 2,000 500	14.09 14.09 14.09 14.63 14.78 17.88 17.94 20.08 20.52 25.30 25.80 25.85	2 months 3 months 103 months 103 months 101 months 108 months 106 months 111 months 112 months 116 months 114 months 117 months

6.	BUSINESS SEGMENTS

      Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the revenue, operating results and assets for these geographic regions.

		Three Months Ended September 30

		2001			2000

	Canada	U.S.	Total	Canada	U.S.	Total

Revenue	$13,163	$10,845	$24,008	$12,814	$5,715	$18,529

Depreciation and amortization	936	240	1,176	1,084	120	1,204

Operating income	644	(149)	495	236	267	503

Income tax expense	94	106	200	85	66	151

Long-lived assets	48,611	14,356	62,967	54,563	5,676	60,239

Total assets	62,730	27,057	89,787	69,169	15,093	84,262

		Nine Months Ended September 30

		2001			2000 (1)

	Canada	U.S.	Total	Canada	U.S.	Total

Revenue	$40,322	$24,052	$64,374	$37,775	$13,246	$51,021

Depreciation and amortization	2,789	618	3,407	3,165	300	3,465

Operating income (loss)	2,793	(1,340)	1,453	713	421	1,134

Income tax expense	1,222	(320)	902	225	81	306

Long-lived assets	48,611	14,356	62,967	54,563	5,676	60,239

Total assets	62,730	27,057	89,787	69,169	15,093	84,262

(1)	pro forma, except asset figures.

7.	CONTINGENCIES

      Imperial Parking Canada Corporation, a wholly owned subsidiary of the Company, is a defendant in a lawsuit filed by Sterling Parking Ltd. (“Sterling”) in April 2001, in the Queen’s Bench of Alberta. The suit involves an alleged breach by Imperial Parking Canada Corporation of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management of certain Sterling lots in Calgary. The proposed transaction with Sterling was not completed and Sterling claims in the lawsuit that Imperial Parking Canada Corporation wrongfully bid on certain lots and improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $7.3 million (CDN $11.6 million). The Company believes that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. The Company expects that any damages awarded against Imperial Parking Canada Corporation will not have a material effect on the Company’s financial position or results of operations.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

      During the nine months ended September 30, 2001, the Financial Accounting Standards Board announced new rules related to the accounting for goodwill. Financial Accounting Statement No. 14, Business Combinations (“SFAS 141”) eliminates the pooling method of accounting for business combinations and is effective for all transactions initiated after June 30, 2001. The acquisition described in note 2. has been accounted for using the purchase method in accordance with SFAS 141.

      Financial Accounting Statement No. 142, goodwill and other intangible assets (“SFAS 142”) will require that goodwill no longer be amortized, but the carrying value of goodwill will be subject to a regular impairment test. SFAS 142 is effective for the first fiscal quarter beginning after December 15, 2001 except to the extent that it relates to acquisitions after June 30, 2001. The effect on the financial statements of the Company is that amortization of existing goodwill will cease as of December 31, 2001. Goodwill resulting from the acquisition described in note 2. is not amortized, but is subject to an impairment test. The Company’s goodwill amounts at

December 31, 2001 for acquisitions that occurred prior to July 1, 2001 will be subject to the impairment test on an ongoing basis commencing with adoption on January 1, 2002.

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

      The following important factors, in addition to those discussed elsewhere in this report, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

•	successfully integrating past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

•	successful implementation of the Company’s operating and growth strategy, including possible strategic acquisitions;

•	fluctuations in quarterly operating results caused by a variety of factors including the timing of gains on sales of owned facilities, pre-opening costs, changes in the Company’s cost of borrowing, effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports and local, national and international economic conditions;

•	the ability of the Company to form and maintain its strategic relationships with certain large real estate owners and operators;

•	global and/or regional economic factors;

•	compliance with laws and regulations, including, without limitation, tax, environmental, antitrust and consumer protection laws and regulations at the federal, state, local and international levels.

OVERVIEW

      On March 27, 2000, Impark completed a series of transactions which resulted in the combination of the Canadian parking facilities of First Union and the parking and ancillary services of the FUMI Parking Business. The following discussion includes a review of the operating results of the combined businesses for the nine months ended September 30, 2000 on a pro forma basis as if the combination had been in place on January 1, 2000.

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

      Revenue earned from each type of arrangement for the quarter and year-to-date, and the number of facilities operated as at the end of each quarter, are as follows:

				Revenue

	# of Locations		Three Months Ended		Nine Months Ended
	at September 30		September 30		September 30

	2001	2000	2001	2000	2001	2000

Leased	553	503	$19,673	$15,992	$54,950	$43,351

Managed	1,013	904	3,903	2,148	8,179	6,461

Owned	15	15	432	389	1,245	1,209

	1,581	1,422	$24,008	$18,529	$64,374	$51,021

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Total revenue for the third quarter of fiscal 2001 increased by $5.5 million, or 29.6%, to $24.0 million from $18.5 million for the third quarter of fiscal 2000. This increase was due largely to an increase in revenue from leased facilities, and from including the results for DLC Management Group, Inc. (“DLC”) which was acquired effective July 1, 2001.

Revenues from leased facilities for the third quarter of fiscal 2001 increased to $19.7 million from $16.0 million in the third quarter of fiscal 2000, an increase of $3.7 million, or 23.0%. $3.3 million of this increase was in the United States and resulted from the acquisition of DLC; opening in Cleveland (September 2000) and Atlanta (August 2001); and expanding start-up operations in Cincinnati and Seattle. The acquired DLC facilities contributed $1.1 million of revenue from leased facilities for the third quarter of fiscal 2001. The increase in leased revenue in Canada of $0.4 million was due in part to parking rate increases.

Management contract revenues for the third quarter of fiscal 2001 increased to $3.9 million from $2.2 million for the third quarter of fiscal 2000, an increase of $1.7 million, or 81.7%. The increase was solely attributable to the acquired DLC contracts.

Direct costs in the third quarter of 2001 increased to $18.4 million from $13.8 million in the third quarter of 2000, an increase of $4.6 million, or 33.8%. The acquisition of DLC accounted for $1.7 million of the increase in direct costs. In addition, rent expense increased $2.1 million, or 21.4%, from $9.8 million for the third quarter of 2000 to $11.9 million for the third quarter of 2001. Rent as a percentage of revenues, excluding the impact of DLC, increased to 56.4% in the third quarter of 2001 from 53.0% in the same quarter of 2000. This increase is due to the leases in our new U.S. operations being in the early phase of their terms. As we continue to operate these new leased facilities, we would expect revenue growth to exceed any growth in rent and, therefore, rent as a percentage of revenue would decline. Increases in other direct costs of $0.8 million, notably wages, property taxes and utilities at new leased facilities, account for the remainder of the change in direct costs. Direct costs as a percentage of revenues increased to 76.9% in the third quarter of fiscal 2001 from 74.5% in the third quarter of fiscal 2000.

General and administrative expenses increased $0.8 million, or 26.9%, from $3.0 million for the third quarter of fiscal 2000 to $3.8 million for the third quarter of fiscal 2001. The increase in general and administrative expenses is due to the acquisition of DLC, which added $0.6 million of general and administrative expenses, and expansion since last year in the United States, including $0.1 million for operations in Atlanta and Cleveland. We also incurred $0.1 million of increased stock compensation expense. General and administrative expenses, as a percentage of total revenues decreased to 16.0 % for the third quarter of fiscal 2001 compared to 16.3 % for the third quarter of fiscal 2000.

The equity share in the limited liability company (“LLC”) losses represents our 50% share in nine LLC’s which each operate a parking facility in New York, New York. The LLC’s started operating these facilities in the first nine months of 2001.

Interest income of $0.1 million was earned in the third quarter of fiscal 2001, a decrease of $0.1 million from the $0.2 million earned in the third quarter of fiscal 2000. The decrease is due to lower interest rates and lower cash balances during 2001 compared to 2000.

Interest expense of $0.2 million for the third quarter of fiscal 2001 represents interest on the bank loan to finance the acquisition of DLC and imputed interest on the portion of the purchase price that is deferred.

Income tax expense for the third quarter of fiscal 2001 includes our current tax liability for capital and state taxes, and a deferred tax expense as we utilize our net operating losses for tax purposes in Canada. There was no corresponding deferred tax expense in the third quarter of fiscal 2000, as we had not utilized the Canadian tax losses.

Net earnings for the third quarter of 2001 were $0.3 million — a decrease of $0.3 million from third quarter earnings in 2000 of $0.6 million. The primary changes between the third quarter of fiscal 2001 and the third quarter of fiscal 2000 were a higher gross margin of $0.8 million, offset by higher general and administrative expenses of $0.8 million and higher net interest expense of $0.2 million and higher income tax expense of $0.1 million.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Total revenues for the first nine months of fiscal 2001 increased $13.4 million, or 26.2%, to $64.4 million from $51.0 million for the first nine months of fiscal 2000. The increase was due largely to an increase in revenue on leased facilities, and from including the results for DLC which was acquired effective July 1, 2001.

Revenues from leased facilities for the first nine months of fiscal 2001 increased to $55.0 million from $43.4 million in the first nine months of fiscal 2000, an increase of $11.6 million or 26.8%. $8.8 million of this increase was in the United States and resulted from starting operations in San Francisco (April 2000), Cleveland (September 2000) and Atlanta (August 2001) and the acquisition of both E-Z Park in Cincinnati (April 2000) and DLC in Philadelphia (July 2001). The increase of $2.8 million in leased revenue in Canada included a positive change of $0.5 million related to our dispute over taxes on parking violation revenue. The first six months of fiscal 2000 included a charge against revenue of $0.3 million based on estimates of our tax liability at the time. We were ultimately successful in recovering $0.2 million during the first nine months of fiscal 2001 of the amount previously provided. We do not expect any further benefits in the future from settling this tax liability. The remainder of the increase in Canada of $2.3 million was due in part, to parking rate increases and a public transit strike in Calgary, Alberta and Vancouver, B.C.

Management contract revenues for the first nine months of fiscal 2001 increased to $8.2 million from $6.5 million for the first nine months of fiscal 2000 an increase of $1.7 million, or 26.6%. The increase was solely attributable to the acquired DLC contracts.

Direct costs in the first nine months of 2001 increased to $48.9 million from $37.8 million in the first nine months of 2000, an increase of $11.1 million or 29.2%. Of this increase, $1.7 million was from DLC’s operations; $7.7 million was attributable to higher rent expense; and $1.7 million to other directs costs. Rent expense increased $7.7 million, or 29.2% from $26.4 million for the first nine months of 2000 to $34.1 million for the first nine months of 2001. Rent as a percentage of revenues, increased to 53.0% in the first nine months of 2001 from 51.7% in the same nine months of 2000. This increase is principally due to the leases in our new U.S. operations being in the early phase of their terms. As we continue to operate these new leased facilities, we would expect revenue growth to exceed any growth in rent and, therefore, rent as a percentage of revenue would decline. The increase in other direct costs of $1.7 million, or 14.9%, from $11.4 million to $13.1 million, is due to the general increase in revenues. Direct costs as a percentage of revenues increased to 75.9% in the first nine months of fiscal 2001 from 74.1% in the first nine months of fiscal 2000.

General and administrative expenses increased $1.9 million, or 22.4%, from $8.6 million for the first nine months of fiscal 2000 to $10.5 million for the first nine months fiscal 2001. The increase in general and administrative expenses is due to the acquisition of DLC, which added $0.6 million of general and administrative expenses, and expansion since last year in the United States, including $0.4 million for operations in San Francisco, Cincinnati, Cleveland, and Atlanta and $0.3 million to establish a regional management infrastructure in the United States. We also incurred $0.2 million of additional expense related to being a public company and $0.4 million of increased stock compensation expense, as discussed below. General and administrative expenses, as a percentage of total revenues decreased to 16.3 % for the first nine months of fiscal 2001 compared to 16.8 % for the first nine months of fiscal 2000.

Included in general and administrative expense is stock-based compensation expense for the first nine months of fiscal 2001 of $0.5 million which includes an allocation of both senior management’s compensation related to our stock performance and directors’ annual stock entitlement for services rendered. In the first nine months of fiscal 2000 there was $0.1 million of stock awarded to directors, but no stock compensation expense for senior management. The allocation for senior management’s compensation is based on the 2000 Stock Incentive Plan which was approved by the stockholders at our 2001 Annual General Meeting. The plan includes variable stock options whereby the exercise price of the options increases during the term of the options. Accordingly, any change in the intrinsic value of the options is reflected in compensation expense on a quarterly basis.

The equity share in the limited liability company (“LLC”) losses represents our 50% share in nine LLC’s which each operate a parking facility in New York, New York. The LLC’s started operating these facilities in the first nine months of 2001.

Interest income of $0.5 million was earned in the first nine months of both fiscal 2001 and 2000. Although the interest income in 2000 was earned during only a period of six months from the combination in March 2000, interest rates in 2000 were higher by approximately 1.5%.

Interest expense of $0.2 million for the third quarter of fiscal 2001 represents interest on the bank loan to finance the acquisition of DLC and imputed interest on the portion of the purchase price that is deferred.

Income tax expense for the first nine months of fiscal 2001 includes our current tax liability for capital and state taxes, and a deferred tax expense as we utilize our net operating losses for tax purposes in Canada. Also included in the deferred tax expense is a deferred tax recovery for operating losses in the U.S. for the first nine months of fiscal 2001. The effect of offsetting losses in the U.S. at lower tax rates against profits in Canada at higher tax rates is to increase the effective tax rate for accounting purposes to 51% on a consolidated basis for the first nine months of fiscal 2001. There was no corresponding deferred tax expense in the first nine months of fiscal 2000, as we had not then recognized the Canadian tax losses for accounting purposes.

Net earnings for the first nine months of 2001 were $0.9 million — a decrease of $0.5 million from the first nine months pro forma earnings in 2000 of $1.4 million. This decrease is primarily due to higher general and administrative expenses of $1.9 million; equity losses of $0.1 million in the LLC’s; lower net interest income of $0.2 million; and higher income tax expense of $0.6 million; offset by a higher gross margin of $2.3 million.

LIQUIDITY AND CAPITAL RESOURCES

      As at September 30, 2001, we had cash and cash equivalents of $11.2 million. This represents an increase of $5.6 million for the first nine months of fiscal 2001. The increase resulted from $9.7 million of cash generated from operations and $3.9 million of funds drawn under our Credit Facility to finance the acquisition of DLC. These cash inflows were offset by $4.6 million used to purchase all of the issued and outstanding shares of DLC, $2.5 million used in other investing activities, $0.5 million used to repurchase our stock and $0.4 million of changes in exchange rates on cash balances. $2.7 million of the cash from operations was generated by using a letter of credit to replace and release the restricted cash previously on short-term deposit to support a lien bond issued in conjunction with negotiating final costs of the San Francisco Giants development.

      We are negotiating final costs with the contractor of the San Francisco Giants development. We estimate that up to approximately $1.0 million will be required to complete our share of funding of the development costs. An accrual has been recorded at September 30, 2001 for the estimated settlement costs.

      At September 30, 2001 we had $3.9 million of long-term bank debt outstanding. After borrowing these funds and using $2.8 million for outstanding letters of credit, we have $13.3 million remaining of a $20.0 million credit facility with HSBC Bank Canada to fund working capital requirements, acquisitions and other capital investment opportunities.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

      Our primary exposure to market risk consists of changes in interest rates on cash invested in short-term deposits, which as of September 30, 2001 totaled approximately $2.3 million. Our market risk also consists of changes in interest rates on variable rate borrowings. As of September 30, 2001, we had $3.9 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus 162.5 basis points. Changes in interest rates could impact our anticipated interest income or expense.

Foreign Currency Exposure

      We operate wholly owned subsidiaries in Canada. Total revenues from Canadian operations amounted to $13.2 million and $12.8 million for the three months ended September 30, 2001 and 2000, respectively and $40.3 million and $37.8 million (pro forma) for the nine months ended September 30, 2001 and 2000, respectively. We intend to continue to invest in Canadian leased or owned facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is limited as the Canadian dollar revenues to date have been significantly offset by Canadian dollar operating costs. In limited circumstances we have denominated Canadian contracts in U.S. dollars to limit currency exposure. Presently, we have no formal hedging programs and have no outstanding derivative contracts. We anticipate implementing a hedging program if such risk materially increases.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LITIGATION

      The provision of services to the public entails an inherent risk of liability. We are engaged from time to time in routine litigation incidental to our business. Other than cases involving Eau Claire Market and Sterling Parking Ltd. in Calgary, Alberta and with The Weitz Company and Weitz Golf Construction, Inc. in San Francisco, California described below, there is no legal proceeding to which we are a party which, if decided adversely could materially harm our financial condition. We attempt to disclaim liability for personal injury in facilities we operate. We also carry liability insurance that we believe meets or exceeds industry standards as determined by our landlords. We can provide no assurances, however, that any future legal proceedings (including any related judgements, settlements or costs) will not have a material adverse effect on our financial condition, liquidity or results of operations.

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

      Impark Canada is a defendant in a lawsuit brought by Sterling Parking Ltd., which was filed April 3, 2001 in the Queen’s Bench of Alberta. The suit involves an alleged breach by Impark Canada of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management by Impark Canada of certain Sterling lots in Calgary. The agreement prohibited Impark Canada from bidding on any Sterling lots while negotiations of such transaction were underway. During negotiations, Impark Canada successfully bid on two Sterling lots. The proposed transaction with Sterling was not completed. Sterling claims in the lawsuit that Impark Canada wrongfully bid on the two lots and an additional three lots, as well as improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $7.3 million (Cdn$11.6 million). We believe that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. We believe that any damages awarded against Impark Canada will not have a material effect on our results.

      On September 26, 2000, a lawsuit was filed by Ghilotti Brothers Construction Inc. (“Ghilotti”) in the Superior Court of California against Imperial Parking (U.S.), Inc. (a subsidiary of Impark and herein “Impark U.S.”), Weitz Golf Construction Inc. and the surety (the “Ghilotti Lawsuit”). The lawsuit alleges that Ghilotti incurred cost overruns of approximately $610,000.00 relating to the construction of the Pacific Bell Park parking lots in San Francisco in the winter and spring of 2000. On August 2, 2001, a separate and related lawsuit was filed in the Superior Court of California by Weitz Golf Construction, Inc. and The Weitz Company (collectively “Weitz”) against Impark U.S. and the surety (the “Weitz Lawsuit”). Weitz and Impark U.S. had entered into contracts in November 1998 relating to the demolition and construction of the Pacific Bell Park parking lots. Weitz was the general contractor and Ghilotti was a subcontractor. Weitz alleges that it incurred cost overruns related to both the demolition and construction, and that it also suffered damages from the release of certain mechanics liens that it had filed against the parking lots. Weitz claims damages in the aggregate of $3.16 million, which amount includes the amounts claimed by Ghilotti against Weitz and Impark U.S. in the Ghilotti Lawsuit. Both the Weitz Lawsuit and the Ghilotti Lawsuit have been stayed, pending final and binding arbitration involving all parties. We are negotiating a settlement with all parties and believe that our potential liability is significantly less than alleged by Weitz or Ghilotti. Further, we sublease the parking lots from the China Basin Ballpark Company LLC (“CBBC”), pursuant to which CBBC is required to share in any cost overruns. We anticipate that a substantial amount of any actual cost overruns for which we are liable will be reimbursed to Impark U.S. by CBBC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

Each exhibit listed below in the Index to Exhibits is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Index to Exhibits

Exhibit No.	Description

2.1	Memorandum of Understanding regarding the Distribution between First Union Real Estate Equity and Mortgage Investments (“First Union”) and the Registrant (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

4.1	Specimen certificate for shares of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.1	2000 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.4	Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.6	Huntzinger Employment Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

10.7	Wallner Employment Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

Exhibit No.	Description

10.8	Newsome Employment Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.10	$20.0 million Credit Facility (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10K as filed on March 28, 2001).

10.11*	Restricted Stock Agreement for Annual Stock Grant to Directors.

21.1*	Subsidiaries of the Registrant.

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended September 30, 2001:

July 12, 2001 – Item 2. Acquisition or Disposition of Assets – Acquisition of DLC Management Group. Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PARKING CORPORATION

Date: November 8, 2001	By: /s/ J. Bruce Newsome

_______________________	_________________________________. J. Bruce Newsome Chief Financial Officer