Form 10-K
period 2001-12-31
IMPERIAL PARKING CORP
filed 2002-03-26
CIK 1103389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From to

Commission File Number 1-15629

IMPERIAL PARKING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-2161409

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West Cordova Street, Suite 300 Vancouver, BC Canada	V6B 1G1

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(604) 681-7311

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $0.01 Par Value	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on March 8, 2002 (based on the closing price of the Registrant’s Common Stock on the American Stock Exchange on such date) was approximately $19,645,000. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock at March 8, 2002 was 1,819,328.

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

TABLE OF CONTENTS
IMPERIAL PARKING CORPORATION

Item	PART I
1	Business	4
2	Properties	10
3	Legal Proceedings	11
4	Submission of Matters to a Vote of Security Holders	12
	PART II
5	Market for Registrant's Common Equity and Related Stockholder Matters	13
6	Selected Financial Data	13
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
8	Financial Statements and Supplementary Data	27
9	Changes in the Disagreements with Accountants on Accounting and Financial Disclosure	27
	PART III
10	Directors and Executive Officers of the Registrant	28
11	Executive Compensation	28
12	Security Ownership of Certain Beneficial Owners and Management	28
13	Certain Relationships and Related Transactions	28
	PART IV
14	Exhibits, Financial Statements Schedules, and Reports on Form 8-K	29
Signatures		31

FINANCIAL STATEMENT SCHEDULES

Imperial Parking Corporation Financial Statement Schedules	F-1

Important Information Regarding Forward-Looking Statements

     Certain matters discussed under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Annual Report on Form 10-K and the information incorporated by reference in this report may constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements related to our operating strategy, growth strategy, cost savings initiatives, industry and economic conditions and future financial performance and other matters related to the future, and sometimes are preceded by, followed by or otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions in these discussions. Our actual future performance, achievements and may differ materially from those expressed or implied by these forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation:

-	successfully integrating past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

-	successful implementation of our operating and growth strategy, including possible strategic acquisitions;

-	fluctuations in quarterly operating results caused by a variety of factors including the timing of gains on sales of owned facilities, pre-opening costs, changes in our cost of borrowing, effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports and local, national and international economic conditions;

-	our ability to form and maintain our strategic relationships with certain large real estate owners and operators;

-	global and regional economic factors; and

-	compliance with laws and regulations, including, without limitation, environmental, antitrust and consumer protection laws and regulations at the federal, state, provincial, local and international levels.

     Readers are cautioned that the Company’s actual results could differ materially from those set forth in such forward- looking statements.

PART I

Item 1.     Business

General

     Imperial Parking Corporation (as used in this report, the terms “Impark”, “we”, “us” or “the Company” mean Imperial Parking Corporation, including its consolidated subsidiaries) is a leading provider of parking services in North America. As of December 31, 2001, we managed, leased or owned 1,338 parking lots in Canada and 261 parking lots in the United States, containing more than 300,000 parking spaces in aggregate, making us the leading parking provider in Canada and one of the four largest in North America. We also provide parking lot patrolling, ticketing and collection services for our own lots and for those operated by other parties.

     The Company resulted from the combination on March 27, 2000 of the Canadian parking assets and operations of First Union Real Estate Equity and Mortgage Investments (“First Union”) and the parking related business of First Union Management, Inc. (“FUMI”). The businesses combined into Impark are referred to in this report for periods prior to the combination as follows:

FUR Parking Business. The FUR Parking Business, constituting the parking assets and operations of First Union, consisted primarily of 15 owned parking properties in Canada. Between April 1997 and March 2000, subsidiaries of First Union operated this business, including leasing the properties to FUMI for operations and management.

FUMI Parking Business. The FUMI Parking Business consisted of the parking services and related ancillary activities that have been continued into the Company. Between April 1997 and March 2000, subsidiaries of FUMI carried on these activities. The operations of FUMI’s indirect subsidiaries, Imperial Parking Limited and Impark Services Ltd., consisted of operating and managing parking facilities in Canada and the United States and carrying on other parking related activities.

     The combination resulting in our formation was completed on March 27, 2000 following a series of transactions pursuant to a detailed plan of organization. The final step of the series of transactions was the distribution by First Union of substantially all of the outstanding shares of our common stock to the shareholders of First Union.

Industry

     The parking industry is highly fragmented and competitive. Industry participants, the vast majority of which are privately held companies, consist of a relatively few national companies and a large number of small regional or local operators, including a substantial number of companies providing parking as an ancillary service in connection with property management or ownership. The parking industry has experienced consolidation as smaller operators have found that they lack the capital, economies of scale and sophisticated management techniques required to compete with larger providers. We expect this trend to continue and to provide significant opportunities for us to acquire smaller existing providers.

     We expect a number of other trends in the commercial property management business to continue to provide opportunities for large, specialized providers of high-quality parking services. We believe that:

•	The trend toward consolidation of property management companies favors larger, nationwide parking providers, as increasingly centralized property management companies and property owners seek to minimize the number of separate parking providers they deal with;

•	As the property management industry becomes increasingly sophisticated and professional, property management companies and property owners will likely seek to work with specialized, professional parking service providers;

•	Parking is increasingly seen by building owners as a profit center, and owners are seeking parking providers who can help them to maximize profitability, increase efficiency and reduce financial unpredictability; and

•	The owners of premier properties, as they recognize that the parking experience often provides both the first and last impression of their properties to tenants and users, are seeking to offer the highest possible level of quality in their parking services as a means of distinguishing their properties from those of competitors.

     We believe that the industry trends toward outsourcing by private-sector owners and privatization by government entities provide additional growth opportunities for parking facility operators. Private-sector parking owners have begun to move from owner-operator of their parking facilities to outsourcing the management of operations to specialized operators. This allows them to focus on their core competencies while increasing overall returns on parking assets. In addition, governments and government agencies, particularly cities and municipal authorities, sometimes retain private firms to operate facilities and parking-related services in an effort to reduce operating budgets and increase efficiency.

Operating Arrangements

     We operate parking facilities under three general types of arrangements: leases, management contracts, and fee ownership. As of December 31, 2001, we leased 559 parking facilities, operated 1,025 parking facilities through management contracts and owned 15 parking facilities.

     The general terms and benefits of these types of arrangements are described below:

     Leases. Under a lease arrangement, we generally pay either a fixed annual rent, a percentage of gross customer collections, or a combination thereof to the property owner. We collect all revenues and are responsible for most operating expenses, but are typically not responsible for major maintenance. In contrast to management contracts, lease arrangements are typically for terms of three to ten years and often have a renewal term, and provide for a fixed payment to the facility owner regardless of the operating earnings of the parking facility. As a result, leased facilities generally require a longer commitment and a larger capital investment by us than do managed facilities, but generally provide a greater opportunity for long-term revenue growth and profitability.

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

Enforcement and Collections

     Approximately 50% of our parking lots are operated with parking meters and without parking lot attendants. We enforce user payment at these lots by having patrollers circulate regularly through lots to identify delinquent parkers and issue violation notices. We use technology which enables our patrollers to monitor and identify first-time and repeat offenders using hand-held computers. The hand-held computers are uploaded daily to mainframe computers that track violation history. This hand-held equipment generates violation notices for offenders. Payments on account of these violation notices are handled by our collections operation and are included in our revenues.

Growth Strategy

     Our strategy is to strengthen our position as the leading parking provider in Canada while significantly expanding our presence into selected markets in the United States. Key elements of this growth strategy include:

     Increase penetration of existing core markets. We will seek to leverage our long-standing relationships with real estate owners in cities where we currently have significant operations. Our reputation for premium service, our local market knowledge and our management infrastructure, allows us to compete aggressively for new business in these core cities. Because existing parking operations are sufficient to cover the costs of local and regional personnel, we expect that additional parking operations in these markets will provide a greater contribution to our profits than the operations in new markets. As we compete for new business, we will also strive to retain and improve the profitability of existing contracts.

     Pursue aggressive growth in other urban markets. We have targeted major cities in the United States where we currently have little or no presence for aggressive expansion. In the past three years, we have added New York, San Francisco, Chicago, Philadelphia, Cincinnati, Cleveland, Seattle and Atlanta to our U.S. portfolio. We believe that continued expansion in the United States is a key component to enhancing our overall profitability. The United States is the largest parking market in the world, and members of our management have significant experience in the United States. Also, there are greater opportunities to bid for contracts in the United States than in Canada where we are already a leader in our industry. Additionally, parking rates and average profits per facility tend to be higher in the United States than in Canada. Our strategy is to enter a new market only if we believe we can quickly gain a significant position in the markets, with sufficient “critical mass” to compete effectively and realize economies of scale. Certain markets are dominated by national parking companies that have established strong relationships through more advanced parking techniques. However, where a market is fragmented by a number of smaller less sophisticated parking operators we believe there is an opportunity to gain market share by providing superior systems and controls to prospective customers. We expect to pursue opportunities in these markets either through acquisition or by establishing our own operations there. We believe that there are several markets in the United States in which we anticipate gaining market share over the next three to four years.

     Pursue acquisition opportunities. We believe there are opportunities to expand our business through the acquisition of smaller operators, both in existing core markets and in other targeted cities where we believe we can attain market share. The parking industry is highly fragmented and we believe that many of our smaller competitors have limited access to capital or do not have the systems or the scale to compete effectively. We have completed seven acquisitions in the last seven years, adding approximately 375 facilities. Typically, we seek to acquire small to medium-sized local operators with several years of experience in their market. We believe this allows for the immediate understanding of the market and provides a platform for increased penetration in the same city.

Operating Strategy

     We seek to increase the revenues and profitability of our parking facilities through a variety of operating strategies, including the following:

     Focus on larger urban markets. We intend to focus on larger urban markets. We believe that (i) urban markets are more resistant to economic downturns, (ii) property owners and real estate asset managers in these markets typically have a presence in other cities, which provides opportunities to leverage these relationships to expand to new locations, (iii) the typically higher prices charged in these markets can support our premium service levels, and (iv) our senior management has significant expertise in these markets. Together, Charles Huntzinger and Bryan Wallner have 35 years of parking experience in urban markets including New York, Philadelphia, Baltimore, Washington, Boston, Richmond, Jacksonville, Pittsburgh, Cleveland, Columbus, Cincinnati, Milwaukee, Denver, San Francisco, Los Angeles, Seattle, St. Louis, and Indianapolis, as well as Toronto and Ottawa in Canada.

     Increase proportion of leased facilities. We intend over time to increase the number of facilities we operate under lease relative to the number we operate under management contracts. Historically, our net profits have been higher on leased facilities than on managed facilities. Although our net profits have been higher from leased facilities, typically these profits increase year over year over the term of the leases. Therefore, we experience lower profits and sometimes losses during the first one or two years of a lease term. This is illustrated by the table below which groups our leased locations that were active at December 31, 2001 by the year that we opened the location.

		Year ended December 31, 2001
	Number of
Year opened	Locations (1)	Revenue ($'000)	Gross margin ($'000)	Coverage (2)

Before 1997	296	$26,521	$5,133	1.24
1997	28	2,579	522	1.25
1998	55	8,279	777	1.10
1999	28	3,151	578	1.22
2000	53	13,300	1,255	1.10
2001	99	13,156	145	1.01

Total	559	$66,986	$8,410	1.14

(1)	Includes only those leased locations open as at December 31, 2001 and does not include leased locations operated during the year, but closed by year-end.

(2)	Coverage is calculated by dividing Revenue by the amount that Revenue exceeds Gross margin. Coverage should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Coverage is not an accepted measure under generally accepted accounting principles and other companies will use different measures or different calculations of profitability.

Included in the 559 locations above were 83 locations which incurred a loss for 2001 totaling $1.1 million. Of these 83 locations incurring a loss, 49 were opened in 2001 and incurred a total loss of $0.7 million.

Our goal is to increase the proportion of leased facilities to managed facilities. We believe a more balanced mix of leased and managed parking facilities will diversify our operations, providing us with a balance of lower risk and lower profit managed operations, and higher risk and higher profit leased and owned operations.

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

     Continue to implement standardized systems and controls. As a result of our experience in the parking management business, we have developed sophisticated and comprehensive management systems and controls, which we seek to implement uniformly at the facilities we manage. These systems include accounting and financial management and reporting practices, general operating procedures, training, employment policies, cash controls, marketing procedures and visual image. We believe that our standardized systems and controls enhance our ability to successfully expand our operations into new markets.

     Aggressively implement technology and automation. We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management and increase our overall profitability. We have been a leader in the field of introducing automation and technology to the parking business and we were among the first to widely adopt innovations such as the use of credit card payment systems, hand held computers to track violators and issue citations, bar-code scanners to ensure monthly parkers are using the correct lot and are up-to-date in payment and entry and exit gates incorporating sensing equipment that can automatically recognize and admit authorized vehicles. We believe that our higher proportion of unmanned facilities gives us a cost advantage as we compete for business. We have also developed a sophisticated management information system that enables us to track revenue and manage cash on a daily basis and generate a wide variety of internal reports, as well as customized reports requested by our clients.

     Implement incentive compensation program. We have adopted a performance-based compensation system for city managers, vice presidents and others based on the profitability of each individual’s area of responsibility. We believe this program will enhance the entrepreneurship of our management employees by tying their compensation directly to improvements in the profitability of the operations they manage and we believe these incentives will encourage them to improve operations and control costs.

     Provide profitable patrol, enforcement and ticketing service. We seek to increase the profitability of our overall operations by providing parking lot patrol, enforcement and ticketing services, both at our own facilities and at facilities operated by others. We believe there are opportunities to market these services to facilities we do not operate, especially those owned by municipalities or by suburban retail centers, who wish to discourage all-day parkers by enforcing parking regulations which favor short-term parkers.

     Maintain strict cash control. Strict cash control is critical to our success and that of our clients. Our cash control procedures are based on an auditing system supervised by professional managers and auditors, and include on-site spot checks, multiple daily cash deposits, reconciliation of tickets and gate counts to cash collected, local audit functions, managerial supervision and review, and internal audit procedures. We believe our cash control procedures are effective in minimizing loss of revenues at parking facilities.

Acquisitions

     Following the strategy of acquiring medium-sized or smaller operators in targeted cities, on July 1, 2001 we acquired all of the issued and outstanding shares of DLC Management Group, Inc. (“DLC”) for approximately $9.0 million. We paid approximately $4.6 million in cash, including expenses, to acquire DLC. In addition, the former shareholders of DLC are entitled to additional cash consideration over a period of five years based on a proportion of the actual operating results of the acquired business, calculated in accordance with generally accepted accounting principles, for the twelve month periods ending June 30, 2002 through 2006. If current operating results of the acquired business were achieved during each of the periods through June 30, 2006, we would be required to make additional payments to the former shareholders of DLC of approximately $1.0 million per annum. The actual amount to be paid for any given year will depend on the actual operating performance of DLC and is not subject to any limit. DLC operates 71 locations in and around Philadelphia, Pennsylvania. We have accounted for the acquisition of DLC as a “purchase” under generally accepted accounting principles.

Seasonality

     We may experience fluctuations in our income from quarter to quarter caused by fluctuations in revenues and related expenses due to the impact of weather and calendar related events on travel and transportation patterns. Additionally, we manage the parking for a number of sports stadiums and arenas and our income from such facilities can be affected by the seasonality of revenue and by the relative degree of success of various sports teams. Historically, our results have been strongest during the quarters that end on June 30 and September 30.

Competition

     The parking industry is fragmented and highly competitive, with relatively few barriers to entry. We compete regularly with a wide variety of parking services providers to retain our existing operations and to expand our operations in existing and new markets. We compete for clients based on the pricing of our services and our ability to increase revenues and control expenses for each of our client’s parking facilities.

     Our largest competitors in North America are Central Parking Corporation, APCOA/Standard Parking, Inc. and Ampco System Parking. We are substantially smaller in number of locations and revenue than Central Parking, but we have approximately the same number of locations as APCOA/Standard and Ampco System. We have lower revenues than APCOA/Standard because APCOA/Standard are principally located in the United States where gross revenues generated from a location are typically higher than in Canada. However, being principally in Canada gives us a solid Canadian base as Canadian corporations typically prefer to do business with an established Canadian parking company. Additionally, since profit per location is generally lower in Canada, most U.S. competitors have historically focused their efforts in the U.S. marketplace where there is higher potential profit.

     We also compete with many regional or local parking service providers, as well as municipalities and other governmental entities, property owners and others.

Regulation

     Our business is not substantially affected by direct governmental regulation, however, a number of state, provincial and local laws have been passed in recent years that encourage car pooling and the use of mass transit, including, for example, laws prohibiting employers from reimbursing employees parking expenses. Laws and regulations that reduce the number of cars and vehicles could negatively affect our business. We are also affected by laws and regulations (such as zoning ordinances and business taxes) that are common to any business that owns or leases real estate and by regulations (such as labor and tax laws) that affect companies with a large number of employees.

     Under various federal, state, provincial and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with ownership or operation of parking facilities, we may be potentially liable for such costs. Although we are not currently aware of any material environmental claims pending or threatened against us or any of our owned or operated parking facilities, there can be no assurance that a material environmental claim will not be asserted against us or against any of our owned or operated parking facilities. The cost of defending against claims of liability, or of remediating a contaminated property, could have a material adverse effect on our financial condition or results of operations.

     Various other governmental regulations affect our operations of parking facilities, both directly and indirectly. In the United States, these include the Americans with Disabilities Act, or the ADA. Under the ADA, all public accommodations in the United States, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. For example, the ADA requires parking facilities to include handicapped spaces, headroom for wheelchair vans, attendants’ booths that accommodate wheelchairs, and elevators that are operable by disabled persons. We believe that the parking facilities we own and operate are in substantial compliance with these requirements.

Employees

     As of December 31, 2001, we employed approximately 3,300 individuals. We believe that our employee relations are good. Approximately 33% of our employees (some 1,074 employees) are represented by unions, including the Construction and Specialized Workers’ Union Local 1611 (British Columbia), Christian Labour Association of Canada Local 501 (British Columbia), Service Employees International Union (Regina), Saskatchewan Joint Board, Retail, Wholesale & Department Store Union Local 558 (Saskatoon), Canada Labour Congress (Winnipeg), Teamsters (Ottawa, San Francisco, New York City and Chicago), SEIU, UFCW (Toronto), SEIU (London), Le Syndicat des employés and Union des employés de service (Montréal) and Garage Employees (New York).

Segmented Information

     Information about our foreign and domestic operations appears in Note 13 to our 2001 Consolidated Financial Statements that are included in response to Item 8 and are listed in Item 14 to this Annual Report on Form 10-K.

Item 2.     Properties

     The following table summarizes certain information regarding our parking facilities and surface lots as of December 31, 2001. We believe that our owned facilities generally are in good condition and adequate for our present needs.

	Leased		Managed		Owned		Total

Location	Lots	Spaces	Lots	Spaces	Lots	Spaces	Lots	Spaces

CANADA
Western	229	22,777	649	128,669	5	968	883	152,414
Prairies	148	9,323	108	19,546	9	687	265	29,556
Eastern	53	5,240	136	54,083	1	50	190	59,373

Total	430	37,340	893	202,298	15	1,705	1,338	241,343

USA
Western	27	6,541	16	5,939	—	—	43	12,480
Mid-west	64	12,016	49	13,101	—	—	113	25,117
Eastern	38	8,611	67	14,314	—	—	105	22,925

Total	129	27,168	132	33,354	—	—	261	60,522

TOTAL	559	64,508	1,025	235,652	15	1,705	1,599	301,865

     The cities included in the regions listed above are as follows:

•	Western Canada — Vancouver, Kamloops, Kelowna, Edmonton, Calgary and Banff

•	Prairies (Canada) — Regina, Saskatoon and Winnipeg

•	Eastern Canada — Toronto, Hamilton, London, Ottawa, Windsor, Montreal, Halifax and St.John’s

•	Western USA — Seattle and San Francisco

•	Mid-western USA — Minneapolis, Milwaukee, Chicago, Cleveland and Cincinnati

•	Eastern USA — New York City, Buffalo, Philadelphia, Atlanta, Washington DC, Wilmington and Atlantic City

Item 3.     Legal Proceedings

     The provision of services to the public entails an inherent risk of liability. We are engaged from time to time in routine litigation incidental to our business. Other than cases involving Eau Claire Market, Sterling Parking Ltd. and the City of Calgary in Calgary, Alberta, and The Weitz Company and Weitz Golf Construction, Inc. in San Francisco, California described below, there is no legal proceeding to which we are a party which, if decided adversely could materially harm our financial condition. We attempt to disclaim liability for personal injury in facilities we operate. We also carry liability insurance that we believe meets or exceeds industry standards as determined by our landlords. We can provide no assurances, however, that any future legal proceedings (including any related judgements, settlements or costs) will not have a material adverse effect on our financial condition, liquidity or results of operations.

     The Eau Claire Market litigation was filed in the Queen’s Bench of Alberta on August 20, 1998. It involves a claim against a property in which Imperial Parking Canada Corporation (“Impark Canada”), a subsidiary of the Company and successor to Imperial Parking Limited by amalgamation, is the lessee. The plaintiff MP Acquisitions Ltd. purchased the property and asserts that it did not receive full disclosure of the terms of the Impark Canada lease. The plaintiff claims that, as a result, it is entitled to priority over Impark Canada’s lease and to possession of the property. We believe that this claim is without merit. If, however, we do not prevail in the litigation, we may be forced to renegotiate the lease with the landlord, in which case the rent could be substantially increased and may materially impact our results.

     Impark Canada is a defendant in a lawsuit brought by Newcourt Financial Ltd. (“Newcourt”) as the assignee of Oracle Corporation Canada Inc. (“Oracle”). The suit was filed in Ontario Superior Court on June 11, 1999. It alleges that Impark Canada and FUMI owe approximately $825,000 under a software licence and services agreement, plus interest and legal costs. We believe the claim is largely without merit. In response to the claim, Impark Canada and FUMI have commenced their own action in British Columbia, seeking a declaration that no amounts are owing to either Newcourt or Oracle under the license and services agreement. The Ontario lawsuit has been stayed pending the resolution of the B.C. action. First Union has agreed in writing to indemnify Impark Canada with respect to all liabilities and damages that may be incurred by Impark with respect to this claim.

     Impark Canada is a defendant in a lawsuit brought by Sterling Parking Ltd., which was filed April 3, 2001 in the Queen’s Bench of Alberta. The suit involves an alleged breach by Impark Canada of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management by Impark Canada of certain Sterling lots in Calgary. The agreement prohibited Impark Canada from bidding on any Sterling lots while negotiations of such transaction were underway. During negotiations, Impark Canada successfully bid on two Sterling lots. The proposed transaction with Sterling was not completed. Sterling claims in the lawsuit that Impark Canada wrongfully bid on the two lots and an additional three lots, as well as improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $7.3 million (C$11.6 million). We believe that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. We have accrued at December 31, 2001 our best estimate of costs related to this action and believe that any damages awarded against Impark Canada will not have a material effect on our results.

     Impark Canada commenced a lawsuit against the City of Calgary in Alberta, Canada in the Queen’s Bench of Alberta on April 12, 2001. The City of Calgary had earlier passed a business tax bylaw in 2001 imposing a revised method for calculating the business tax payable by commercial parking lot operators in that city. The new bylaw imposes a business tax on the basis of the square footage of the premises leased or operated, as opposed to the historical method of assessing business taxes on the basis of rent paid by the lessee. Impark Canada is applying for a court ruling that the 2001 bylaw is void for vagueness or that it is invalid because of its discriminatory effect. Impark Canada is also appealing the increased business taxes through the government assessment review process. We were unsuccessful in our first stage of appeal at the Calgary City Assessment Review Board, and are presently appealing this decision at the Alberta Municipal Government Board. In February 2002, the City of Calgary passed a 2002 Business Tax Bylaw, which approximately tripled the business tax for Impark operations in Calgary for the 2002 calendar year to approximately $0.9 million (C$1.5 million). We intend to appeal the 2002 assessment through the assessment review process, and also to amend our lawsuit against the City of Calgary to include the 2002 assessment. We believe that both the City’s 2001 and 2002 business tax bylaws are void and invalid. If we are unsuccessful in appealing the tax assessments, and if we are unsuccessful in our lawsuit against the City of Calgary, we will be required to pay the full amount of the 2001 business tax assessment for which we have accrued such amount at December 31, 2001, and also the full amount of the 2002 business tax assessment which payment would materially impact our results.

     On September 26, 2000, a lawsuit was filed by Ghilotti Brothers Construction Inc. (“Ghilotti”) in the Superior Court of California against Imperial Parking (U.S.), Inc. (a subsidiary of the Company and herein “Impark U.S.”), Weitz Golf Construction Inc. and the surety (the “Ghilotti Lawsuit”). The lawsuit alleges that Ghilotti incurred cost overruns of approximately $610,000 relating to the construction of the Pacific Bell Park parking lots in San Francisco in the winter and spring of 2000. On August 2, 2001, a separate and related lawsuit was filed in the Superior Court of California by Weitz Golf Construction, Inc. and The Weitz Company (collectively “Weitz”) against Impark U.S. and the surety (the “Weitz Lawsuit”). Weitz and Impark U.S. had entered into contracts in November 1998 relating to the demolition and construction of the Pacific Bell Park parking lots. Weitz was the general contractor and Ghilotti was a subcontractor. Weitz alleges that it incurred cost overruns related to both the demolition and construction, and that it also suffered damages from the release of certain mechanics liens that it had filed against the parking lots. Weitz claims damages in the aggregate of $3.2 million, which amount includes the amounts claimed by Ghilotti against Weitz and Impark U.S. in the Ghilotti Lawsuit. Both the Weitz Lawsuit and the Ghilotti Lawsuit have been stayed, pending final and binding arbitration involving all parties. We are negotiating a settlement with all parties and believe that our potential liability is significantly less than alleged by Weitz or Ghilotti. Further, we sublease the parking lots from the China Basin Ballpark Company LLC (“CBBC”), pursuant to which CBBC is required to share in any cost overruns. We anticipate that a substantial amount of any actual cost overruns for which we are liable will be reimbursed to Impark U.S. by CBBC.

Item 4.     Submission of Matters To a Vote of Security Holders.

     No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal 2001.

PART II.

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s common stock is listed on the American Stock Exchange (“AMEX”). The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported by AMEX.

Fiscal 2000	High	Low

First quarter	17.75	13.06
Second quarter	17.44	11.62
Third quarter	17.25	16.12
Fourth quarter	18.00	16.19

Fiscal 2001	High	Low

First quarter	23.10	17.75
Second quarter	23.60	21.25
Third quarter	26.70	21.85
Fourth quarter	26.00	22.00

The number of holders of record of our common stock as of March 8, 2002, was approximately 1,274.

No dividends have been declared on our common stock since their distribution in March 2000. Our policy is to reinvest earnings to fund future growth. Accordingly, we do not anticipate declaring dividends on our common stock in the foreseeable future.

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

     The selected financial data presented below for the year ended December 31, 2000 has been calculated by combining information in our audited consolidated financial statements for fiscal 2000 with the unaudited combined financial statements of the FUMI Parking Business for the three months ended March 31, 2000. The selected balance sheet data as at December 31, 2000 has been extracted from our audited consolidated financial statements at that date.

     The selected financial data for all periods prior to 2001 is presented on a pro forma basis after giving effect to the following pro forma transactions:

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

     This financial data should be read in conjunction with the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		Year ended December 31,

	1997 (1)	1998 (1)	1999 (1)	2000 (1)	2001

		(thousands of dollars, except per share information)
Statement of Operations Data
Revenues	$50,775	$54,087	$59,065	$67,809	$87,824

Gross margin	13,699	14,891	14,706	17,121	20,521

Operating income (loss) (2)	(2,325)	(5,524)	(557)	935	1,262
Interest expense	(680)	(784)	—	—	(298)
Other income (expense) (3)	(976)	(15,884)	(279)	411	(245)

Income (loss) from continuing operations	$(3,981)	$(22,192)	$(836)	$1,346	$719

Per share data Income (loss) from continuing operations
- Basic	$(1.87)	$(10.43)	$(0.39)	$0.64	$0.40
- Diluted	(1.87)	(10.43)	(0.39)	0.64	0.39
Balance Sheet Data (end of period)
Cash and cash equivalents	$882	$1,128	$3,378	$5,615	$10,991
Working capital	(7,023)	(8,181)	(30,144)	96	291
Goodwill	66,560	45,379	43,344	41,131	44,259
Total assets	99,423	74,923	76,176	79,391	89,245
Long-term liabilities	52,365	55,219	40,024	1,656	8,201
Total owners’ equity (deficiency)	14,767	(2,797)	(8,230)	60,029	58,261
Other information
Stock-based compensation expense (4)	—	—	—	114	780
Goodwill amortization (4)	1,440	1,691	2,284	2,194	2,206
Write-down of goodwill (4)	—	14,976	—	—	—
Deferred income tax expense(recovery) (4)	(353)	12	11	—	649
Cash net income (4)	(2,894)	(5,513)	1,459	3,654	4,354

(1)	The amounts presented for these captions have been accumulated as follows:

	Year ended					Year ended

	December 31, 1997					December 31, 1998

	Impark	FUMI	FUR	Elimination	Total	FUMI	FUR	Elimination	Total

	(thousands of dollars)
Statement of Operations Data
Revenues	14,065	36,710	302	(302)	50,775	54,087	454	(454)	54,087

Gross margin	2,341	11,056	302	—	13,699	14,449	442	—	14,891

Operating income (loss)	(2,272)	(324)	271	—	(2,325)	(5,921)	397	—	(5,524)
Interest expense	(453)	(4,650)	(904)	5,327	(680)	(6,542)	(2,757)	8,515	(784)
Other income (expense)	67	(370)	1,999	(2,672)	(976)	(15,492)	3,333	(3,725)	(15,884)

Income (loss) from continuing operations	(2,658)	(5,344)	1,366	2,655	(3,981)	(27,955)	973	4,790	(22,192)

Balance Sheet Data (end of year)
Cash and cash equivalents	—	—	882	—	882	—	1,128	—	1,128
Working capital	—	(7,375)	352	—	(7,023)	(9,353)	1,172	—	(8,181)
Goodwill	—	66,560	—	—	66,560	45,379	—	—	45,379
Total assets	—	89,440	41,660	(31,677)	99,423	65,229	42,002	(32,308)	74,923
Long-term liabilities	—	60,768	22,977	(31,380)	52,365	63,052	23,759	(31,592)	55,219
Total owners’ equity (deficiency)	—	(3,089)	17,856	—	14,767	(20,348)	17,551	—	(2,797)
Other
Stock-based compensation	—	—	—	—	—	—	—	—	—
Goodwill amortization	277	1,163	—	—	1,440	1,691	—	—	1,691
Write-down of goodwill	—	—	—	—	—	14,976	—	—	14,976
Deferred income tax expense(recovery)	(353)	—	—	—	(353)	—	12	—	12
Cash net income	(2,734)	(4,181)	1,366	2,655	(2,894)	(11,288)	985	4,790	(5,513)

	Year ended				Year ended

	December 31, 1999				December 31, 2000

						The
	FUMI	FUR	Elimination	Total	FUMI (6)	Company	Elimination	Total

	(thousands of dollars)
Statement of Operations Data
Revenues	60,145	582	(1,662)	59,065	14,901	53,305	(397)	67,809

Gross margin	15,206	580	(1,080)	14,706	3,904	13,487	(270)	17,121

Operating income (loss)	(14)	537	(1,080)	(557)	186	1,019	(270)	935
Interest expense	(5,872)	(3,044)	8,916	—	(1,446)	(786)	2,232	—
Other income (expense)	(431)	(14,816)	14,968	(279)	(61)	1,507	(1,035)	411

Income (loss) from continuing operations	(6,317)	(17,323)	22,804	(836)	(1,321)	1,740	927	1,346

Balance Sheet Data (end of year)
Cash and cash equivalents	1,394	1,984	—	3,378	—	5,615	—	5,615
Working capital	(33,218)	3,074	—	(30,144)	—	96	—	96
Goodwill	43,344	—	—	43,344	—	41,131	—	41,131
Total assets	65,109	30,113	(19,046)	76,176	—	79,391	—	79,391
Long-term liabilities	48,292	28,061	(36,329)	40,024	—	1,656	—	1,656
Total owners’ equity (deficiency)	(28,601)	1,371	19,000	(8,230)	—	60,029	—	60,029
Other
Stock-based compensation	—	—	—	—	—	114	—	114
Goodwill amortization	2,284	—	—	2,284	493	1,701	—	2,194
Write-down of goodwill	—	—	—	—	—	—	—	—
Deferred income tax expense(recovery)	—	11	—	11	—	—	—	—
Cash net income	(4,033)	(17,312)	22,804	1,459	(828)	3,555	927	3,654

(2)	The operating loss for 1998 includes a severance provision of $2.4 million and for 1999 includes a recovery of previously overprovided amounts of $1.8 million.

(3)	Other income (expense) principally includes gains or losses on the sale or write-down of assets, other interest expense and income taxes. In the year ended December 31, 1998, other income (expense) includes a write-down of goodwill of $15.0 million.

(4)	We believe cash net income should be considered in conjunction with net income and cash flows when evaluating our operating results because management believes cash net income is a useful tool to measure our ability to generate cash flow from operations. Cash net income is not a measure under generally accepted accounting principles and should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. Cash net income equals equals income (loss) from continuing operations as shown in the table above, plus stock-based compensation, goodwill amortization expense, write-down of goodwill and deferred income tax expense(recovery). Cash net income measures as presented may not be comparable to similarly titled measures of other entities.

(5)	There were no cash dividends declared on common shares during any of the periods disclosed in the Selected Financial Data table above.

(6)	Results of the FUMI Parking Business for 2000 are for the three months ended March 31, 2000.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     FUMI Parking Business. The FUMI Parking Business consisted of the parking services and related ancillary activities that we acquired on March 27, 2000. From April 1997 to March 2000, subsidiaries of FUMI carried on these activities. The operations of FUMI’s indirect subsidiaries, Imperial Parking Limited and Impark Services Ltd., consisted of operating and managing parking facilities in Canada and the United States and carrying on other parking related activities.

     FUR Parking Business. The FUR Parking Business consisted primarily of owning 15 parking properties in Canada. From April 1997 to March 2000, subsidiaries of First Union operated this business, including leasing the properties to FUMI for operation and management.

     Periods Presented. The results of operations for the years ended December 31, 1999 and 2000 combine the results of the FUMI Parking Business and the FUR Parking Business on a pro forma basis as if the March 27, 2000 transactions had been completed at the commencement of the earliest of the periods presented. We have presented the information in this manner to assist the reader, as we believe it is the most meaningful way to consider and evaluate the Company in its current form. In doing this we are not indicating what the results of operations would actually have been if the businesses had been combined on those dates.

Overview

     We operate parking facilities under leases, management contracts, and fee ownership. These three types of arrangements are discussed further in this report under Item 1. Business.

     Revenues consist of parking revenues from leased and owned facilities, and revenues earned in accordance with the terms of management contracts. The following table sets out the pro forma revenues earned from each of the three operating arrangements for each of the three years ended December 31, 2001:

	Year ended December 31,
	1999		2000		2001

			(dollars in thousands)
Leased Facilities	$50,196	85.0%	$57,586	84.9%	$74,095	84.4%
Managed Facilities	7,193	12.2%	8,615	12.7%	12,061	13.7%
Owned Facilities	1,676	2.8%	1,608	2.4%	1,668	1.9%

Total	$59,065	100%	$67,809	100%	$87,824	100%

     The number of facilities operated as at each fiscal year end under each of these arrangements is as follows:

	As at December 31,

	1999	2000	2001

Leased Facilities	490	502	559
Managed Facilities	915	948	1,025
Owned Facilities	15	15	15

	1,420	1,465	1,599

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Total revenues for fiscal 2001 increased $20.0 million, or 29.5%, to $87.8 million from $67.8 million for fiscal 2000. The increase was due largely to an increase in revenue on leased facilities, and from including the results for DLC which was acquired effective July 1, 2001.

     Revenues from leased facilities for fiscal 2001 increased to $74.1 million from $57.6 million in fiscal 2000, an increase of $16.5 million or 28.7%. $13.3 million of this increase was in the United States and resulted from starting operations in San Francisco (April 2000), Cleveland (September 2000) and Atlanta (August 2001) and the acquisition of both E-Z Park in Cincinnati (April 2000) and DLC in Philadelphia (July 2001). The increase of $3.2 million in leased revenue in Canada included a recovery of $0.5 million related to our settlement of a dispute over direct taxes on parking violation revenue. Fiscal 2000 included a reduction of revenue of $0.3 million based on estimates of our tax liability at the time. During fiscal 2001, we were successful in recovering $0.2 million during fiscal 2001 of the amount previously provided. We do not expect any further benefits in the future from settling this tax liability. The remainder of the increase in Canada of $2.7 million was due in part, to parking rate increases and a public transit strike in Calgary, Alberta and Vancouver, B.C.

     Management contract revenues for fiscal 2001 increased to $12.1 million from $8.6 million for fiscal 2000 an increase of $3.5 million, or 40.0%. The increase was solely attributable to the acquired DLC contracts.

     Direct costs in fiscal 2001 increased to $67.3 million from $50.7 million in fiscal 2000, an increase of $16.6 million or 32.8%. Of this increase, $3.4 million was from DLC’s operations; $10.5 million was attributable to higher rent expense; and $2.7 million to other directs costs. Rent expense increased $10.5 million, or 29.7% from

$35.4 million for fiscal 2000 to $45.9 million for fiscal 2001. Rent as a percentage of revenues, increased to 53.4% in fiscal 2001 from 52.2% in fiscal 2000. This increase is principally due to the leases in our new U.S. operations being in the early phase of their terms. As we continue to operate these new leased facilities, we would expect revenue growth to exceed any growth in rent and, therefore, rent as a percentage of revenue would decline. The increase in other direct costs of $2.7 million, or 17.6%, from $15.3 million to $18.0 million, is due to the general increase in revenues. Direct costs as a percentage of revenues increased to 76.6% in fiscal 2001 from 74.8% in fiscal 2000.

     General and administrative expenses increased $3.0 million, or 25.7%, from $11.4 million for fiscal 2000 to $14.4 million for fiscal 2001. The increase in general and administrative expenses is due, in part, to the acquisition of DLC, which added $1.2 million of general and administrative expenses, and expansion since last year in the United States, including $0.4 million for operations in San Francisco, Cincinnati, Cleveland, and Atlanta and $0.4 million to establish a regional management infrastructure in the United States. We also incurred $0.3 million of additional expense related to being a public company and $0.7 million of increased stock compensation expense, as discussed below. General and administrative expenses, as a percentage of total revenues decreased to 16.4 % for fiscal 2001 compared to 16.8 % for fiscal 2000.

     Included in general and administrative expense is stock-based compensation expense for fiscal 2001 of $0.8 million which includes an allocation of both senior management’s compensation related to our stock performance and directors’ annual stock entitlement for services rendered. In fiscal 2000 there was $0.1 million of stock-based compensation for stock awarded to directors, but no stock compensation expense for senior management. The allocation for senior management’s compensation is based on the 2000 Stock Incentive Plan which was approved by the stockholders at our 2001 Annual General Meeting. The plan includes variable stock options whereby the exercise price of the options increases during the term of the options. Accordingly, any change in the intrinsic value of the options is reflected as a compensation expense on a quarterly basis.

     Depreciation and amortization decreased $0.1 million, or 0.7%, from $4.8 million in fiscal 2000 to $4.7 million in fiscal 2001. Included in these amounts is goodwill amortization of $2.2 million for fiscal 2001 and $2.3 million for fiscal 2000. With the adoption of the Financial Accounting Statement No. 142, goodwill will no longer be amortized effective fiscal 2002 onwards. However, the carrying value of goodwill will be subject to a regular impairment test.

     The equity share in the limited liability company (“LLC”) losses represents our 50% share in nine LLC’s which each operate a parking facility in New York, New York. The LLC’s started operating these facilities in fiscal 2001.

     Interest income of $0.6 million was earned in fiscal 2001 compared to $0.7 million in fiscal 2000. Although the interest income in 2000 was earned during only a period of nine months from the combination in March 2000, interest rates in 2000 were higher by approximately 1.5%.

     Interest expense of $0.3 million for fiscal 2001 represents interest on the bank loan to finance the acquisition of DLC and imputed interest on the portion of the purchase price that is deferred.

     Income tax expense for fiscal 2001 includes our current tax liability for capital and state taxes, and a deferred tax expense as we utilize our net operating losses for tax purposes in Canada. The deferred tax expense has been reduced by a deferred tax recovery for operating losses in the U.S. for fiscal 2001. The effect of offsetting losses in the U.S. at lower tax rates against profits in Canada at higher tax rates is to increase the effective tax rate for accounting purposes to 53% on a consolidated basis for fiscal 2001. There was no corresponding deferred tax expense in fiscal 2000, as we had not then recognized the Canadian tax losses for accounting purposes.

     Net earnings for fiscal 2001 were $0.7 million — a decrease of $0.6 million from the fiscal 2000 pro forma earnings of $1.3 million. This decrease is primarily due to a $3.0 million increase in general and administrative expenses; equity losses of $0.2 million in the LLC’s; lower net interest income of $0.4 million; and higher income tax expense of $0.5 million; offset by a higher gross margin of $3.4 million and lower depreciation and amortization expense of $0.1 million.

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

     Pro forma net earnings for fiscal 2000 were $1.3 million — an increase of $2.1 million from the $0.8 million loss for fiscal 1999. This increase is primarily due to increased gross margin of $2.4 million, lower other operating expenses of $0.8 million, and higher other income of $0.7 million offset by the reversal in 1999 of over-accrued severance of $1.8 million.

Liquidity and Capital Resources

     As at December 31, 2001, we had cash and cash equivalents of $11.0 million. This represents an increase of $5.4 million during fiscal 2001. The increase resulted from $10.7 million of cash generated from operations and $3.9 million of funds drawn under our Credit Facility to finance the acquisition of DLC. These cash inflows were offset by $4.7 million used to purchase all of the issued and outstanding shares of DLC, $3.5 million used in other investing activities, $0.5 million used to repurchase our stock and $0.5 million of changes in exchange rates on cash balances. $2.7 million of the cash from operations was generated by using a letter of credit to replace and release the restricted cash previously on short-term deposit to support a lien bond issued in conjunction with negotiating final costs of the San Francisco Giants parking development.

     We are negotiating final costs with the contractor of the San Francisco Giants parking development. The contractor is claiming costs and damages of $3.2 million. We believe that our potential liability is significantly less than the amount claimed. Also, we sublease the related parking lots from the China Basin Ballpark Company LLC (“CBBC”) and CBBC is required to share in any cost overruns. An accrual has been recorded at December 31, 2001 for the estimated settlement costs.

     At December 31, 2001 we had $3.9 million of bank debt outstanding. After borrowing these funds and using $2.8 million for outstanding letters of credit, we have $13.3 million remaining of a $20.0 million credit facility with HSBC Bank Canada to fund working capital requirements, acquisitions and other capital investment opportunities.

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

Future cash commitments

     The following tables summarize our total contractual obligations and commercial commitments as of December 31, 2001:

Payments due by period
(amounts in thousands)

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Bank indebtedness	$3,900	$3,900	—	—	—
Operating leases	151,140	38,064	44,391	24,942	43,743
Other long-term obligations	5,795	1,307	2,566	1,549	373

Total contractual cash payments	$160,835	$43,271	$46,957	$26,491	$44,116

     The bank indebtedness has been reflected as payable within one year as it is repayable on demand. However, it is currently being repaid in blended monthly instalments of principal and interest of $60,074 through December 2007.

Amount of commitment expiration per period
(amounts in thousands)

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$2,833	2,833	—	—	—

Total commercial commitments	$2,833	2,833	—	—	—

Critical accounting policies

     Impark is involved in the ownership, management and operation of parking facilities in the United States and Canada. In preparing the consolidated financial statements, estimates and judgments are applied that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities for the reporting periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. On an on-going basis, we evaluate areas of estimate or judgment to ensure they reflect currently available assessments and knowledge. Actual results may differ from these estimates under different assumptions and conditions.

     We believe that the following critical accounting policies affect our more significant judgments and estimates.

     The consolidated financial statements reflect goodwill, management agreements and fixed assets arising from historical transactions. In assessing the underlying value of these assets, we consider estimates of future cash flows to be generated from the assets over their estimated useful life. Various factors, including customer demand, weather, transit use and government policies, could change thereby impacting these estimates, possibly materially. These factors are substantially outside of our control.

     The consolidated financial statements reflect deferred income tax assets based on our assessment that we are more likely than not to be able to utilize certain deductions in the future, primarily loss carry-forwards. Our assessment is based on a judgment of taxable income before such deductions in 2003. Changes in the timing of the recognition and amount of revenues and expenses in the future may impact our ability to utilize these deductions.

     Under the terms of the agreement to acquire DLC, we are required to make annual payments to the former shareholders of DLC for each of the twelve month periods ending June 30, 2002 through 2006. The payments are calculated relative to the actual operating results of the acquired business in accordance with generally accepted accounting principles. Each twelve month period calculation is independent and separable from each other twelve month period calculation. In making this calculation, a multiple of 6.5 is applied to each future twelve month period’s EBITDA less depreciation of any new capital expenditure on the acquired parking facilities, and one-tenth of that amount is payable in cash at that time. At December 31, 2001 we estimated this liability, based on operating results of the acquired business for 2001, to be approximately $1.0 million per annum for each of the periods through June 30, 2006. We have accrued for this amount in our Consolidated Financial Statements as at December 31, 2001. The

actual amount to be paid for any given year may differ significantly from our estimate as it depends on the actual operating performance of DLC and is not subject to any limit. However, the former shareholders of DLC are required to make up any shortfall, up to $300,000, in the EBITDA of the acquired business below $1.3 million for any of the twelve month periods through June 30, 2006.

     As discussed in further detail in Item 3. Legal Proceedings, we are negotiating final costs with the contractor of the San Francisco Giants parking development. The contractor is claiming costs and damages of $3.2 million. We believe that our potential liability is significantly less than the amount claimed. Also, we sublease the related parking lots from the China Basin Ballpark Company LLC (“CBBC”) and CBBC is required to share in any cost overruns. We have recorded an accrual at December 31, 2001 for our estimate of the settlement costs. If the final settlement exceeds the amount accrued, depreciation of our share of the development costs would increase. We recorded $0.4 million in 2001 related to depreciation of our share of development costs.

New Accounting Pronouncements

     During 2001, the Financial Accounting Standards Board announced new rules related to the accounting for goodwill. Financial Accounting Statement No. 141, Business Combinations (“SFAS 141”) eliminates the pooling method of accounting for business combinations and is effective for all transactions initiated after June 30, 2001. The acquisition described in Note 3 to the Consolidated Financial Statements in Item 14(a)1 of this report has been accounted for using the purchase method in accordance with SFAS 141.

     Financial Accounting Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires that goodwill no longer be amortized, but the carrying value of goodwill will be subject to a regular impairment test. SFAS 142 is effective for the first fiscal quarter beginning after December 15, 2001 except to the extent that it relates to acquisitions after June 30, 2001. The effect on the financial statements of the Company is that amortization of existing goodwill will cease as of December 31, 2001. Goodwill resulting from the acquisition described in Note 3 to the Consolidated Financial Statements in this report is not amortized, but is subject to an annual impairment test. The Company’s goodwill amounts at December 31, 2001 for acquisitions that occurred prior to July 1, 2001 will be subject to the annual impairment test on an ongoing basis commencing with adoption on January 1, 2002. Due to the extensive effort required to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle in 2002. We anticipate completing our preliminary assessment of the potential impact of adopting SFAS 142, if any, by June 30, 2002.

     In October 2001, the Board issued Financial Accounting Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, the fundamental recognition and measurement principles of SFAS 121 for assets to be held and used, and the fundamental measurement principles for assets to be held for sale, are retained. Under SFAS 144, an asset to be sold would be classified as held for sale in the period when the criteria for a qualifying plan of sale are met, and depreciation would cease at that time. The statement also addresses assets that will be disposed of other than by sale (e.g., abandonment), and will require that they be classified as held and used until the entity disposes of the asset (or ceases to use it in the case of abandonment). The Statement extends the reporting of discontinued operations to all components of an entity and requires that results of operations of a component of an entity that has been disposed of, or is classified as held for sale, be reported in discontinued operations if its activities, operations and assets will be eliminated in the disposal transaction. There is no material effect of SFAS 144 on the consolidated financial statements as the Company is not presently contemplating any disposal of long-lived assets.

     Effective January 1, 2001, the Company adopted the recommendations outlined in Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS

133”). The Company does not currently have any derivative instruments and does not engage in hedging activities and accordingly there is no impact on the consolidated financial statements of adopting this new standard.

Foreign Currency Exposure

     We operate wholly-owned subsidiaries in Canada. Total historical revenues from Canadian operations amounted to $38.3 million and $53.5 million for fiscal years 2000 and 2001, respectively. We intend to continue to invest in Canadian facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is limited as the Canadian dollar revenues have to date been significantly offset by Canadian dollar operating costs. Our net earnings in Canada for 2001 were approximately $1.9 million, or approximately C$2.9 million translated at the average exchange rate for 2001 of US$1 = C$1.55. If the exchange rate used in 2001 had been C$1.63 instead of C$1.55, the effect would be to reduce our net earnings by approximately $0.1 million. Presently, we have no formal hedging programs. We would consider implementing a hedging program if such risk materially increases.

Impact of Inflation and Changing Prices

     Our primary sources of revenues are parking revenues from owned and leased locations and management contract revenue (net of expense reimbursements). In the years ended December 31, 2000 and 2001 inflation had a limited impact on our operations.

Quarterly Results

     We may experience fluctuations in our income from quarter to quarter due to fluctuations in revenues and related expenses due to acquisitions, pre-opening costs, travel and transportation patterns affected by weather and calendar related events, and local and national economic conditions. Additionally, we manage the parking for a number of sports stadiums and arenas and our income can be affected by the relative degree of success of various sports teams. Information on our quarterly reported revenues, net income (loss) and earnings(loss) per share is disclosed in Note 14 to the Consolidated Financial Statements in this report.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Annual Report, including the information incorporated herein by reference contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” estimate,” “assume,” “will,” “should,” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the factors discussed below, our ability to successfully integrate past and future acquisitions, our ability to form and maintain strategic relationships with certain large real estate owners, and changes in assumptions used in making such forward-looking statements. Readers should carefully review the factors described on below and should not place undue reliance on our forward looking statements. The Company assumes no obligations to update any forward-looking statements.

Our growth strategy may not succeed

     As part of our business strategy, we intend to pursue acquisitions of other parking operators. In executing our acquisition strategy, we may be unable to identify suitable acquisition candidates. In addition, we expect to face competition from other parking providers for acquisition candidates, making it more difficult to acquire suitable companies on favorable terms. If we pursue any acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. If we complete an acquisition, we may have to devote a significant amount of management resources to integrating the acquired business with our existing business. An acquisition might not produce the revenue or earnings that we anticipated, and an acquired operation may not perform as expected. Accordingly, our acquisition efforts may not succeed. In addition, from an accounting perspective, an acquisition may result in non-recurring charges or involve significant write-offs of goodwill that could adversely affect our operating results.

     To pay for an acquisition, we might use capital stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use capital stock, our stockholders may experience dilution. If we use cash or debt financing, our financial liquidity would be reduced. We cannot be certain that we will have sufficient access to capital to permit us to implement our acquisition strategies.

     We also intend to pursue aggressive growth in targeted major cities in the United States. However, we may not be able to sign up parking contracts in these cities due to competition from existing operators or reluctance from landlords to enter into agreements with an operator who is new in the local market. Furthermore, if we are able to add new facilities, we may incur losses on these new locations during the first or second year of operations as we attempt to achieve projected revenue targets by optimizing parking rates and marketing the facility.

Severe winter weather may adversely affect our business

     The parking business depends on the free flow of vehicular traffic. Severe winter weather conditions in Canada and the northern United States could close or significantly slow roadways. This, in turn, may harm our business and adversely affect our cash flow by reducing the demand for parking and increasing our snow removal costs.

Changes in privacy legislation could harm our business by making collections more difficult and costly

     City Collections, an Impark subsidiary, identifies vehicle owners in Canada through searches based on license plate numbers. The license plate data are maintained by each province in Canada. Although most provinces have enacted privacy legislation regulating access to such data, City Collections has entered into access agreements with several provinces. Should more restrictive privacy legislation be enacted it could adversely affect City Collections’ business. In addition, fees charged for searches of motor vehicle registration are also set by provincial governments and any increase in these fees will have an adverse effect on City Collections’ business.

An increase in the cost of insurance claims could increase our costs

     We typically have a large number of small property or personal injury claims. We have insurance to cover the cost of these claims, to the extent such costs exceed a deductible amount. However, a major increase in the number and cost of claims to the insurance company could significantly increase the amount that we pay to insure against these claims.

Currency fluctuations could adversely affect our financial results

     While our consolidated financial statements are prepared in United States dollars, many of our operations are conducted in Canadian dollars. Fluctuations in exchange rates may have a material adverse effect on our financial results, particularly our operating margins, and could also result in exchange losses. To date we have not sought to hedge these risks, but may undertake hedging transactions in the future. We cannot be certain, however, that any hedging techniques would be successful in preventing or limiting the adverse financial effects of exchange rate fluctuations.

We face risks associated with environmental regulations

     Various federal, state, provincial and local environmental laws and regulations impose liabilities on a current or previous owner or operator of real property for the cost of removal or remediation of hazardous or toxic substances on the property. These laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. In connection with our ownership, operation or acquisition of parking facilities, we may be potentially liable for such costs. Although we are currently not aware of any material environmental claims pending or threatened against us or any of our owned or operated parking facilities, we cannot give any assurance that a material environmental claim will not be asserted against us or against our owned or operated parking facilities. We could face significant costs in defending against claims of liability or in remediating a contaminated property.

An increase in government regulation or taxation could harm our business

     The parking business is subject to a significant degree of government regulation. The regulations include potentially costly matters such as requiring improvements to meet civic by-laws, worker’s compensation regulations and labor standards, as well as, environmental and other potentially costly legislation. Any new or increased levels of regulation could adversely impact our business.

     The parking industry is also subject to increased taxation from the various levels of government. Historically, it has been considered as an environmentally unfriendly industry due to its primary purpose, which is to park automobiles driven into downtown business districts. Consequently the parking industry has been the subject of significant taxation including federal, state and provincial sales taxes, property taxes, business taxes and federal and provincial/state income taxes. Our business will be adversely affected by any significant new tax legislation or increased levels of taxation, any of which could be retroactive.

     Various other governmental regulations affect our operation of parking facilities, both directly and indirectly, including air quality laws, licensing laws and the Americans with Disabilities Act of 1990. Under the ADA, all public accommodations, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. Although we believe that the parking facilities we own and operate are in substantial compliance with these requirements, a determination that we or the facility owner is not in compliance with the ADA could result in the imposition of fines or damage awards against us.

     In addition, several state, provincial and local laws have been passed in recent years that encourage car pooling and the use of mass transit, including, for example, laws prohibiting employers from reimbursing employee parking expenses. Laws and regulations that reduce the number of cars and vehicles being driven could hurt our business.

We have significant competition from a variety of sources

     The parking industry is highly competitive. Our competitors range from small single-lot operators to large regional and national multi-facility operators, and include municipal and other governmental entities. Some of our present and potential competitors have or may obtain greater financial and marketing resources than we have. Furthermore, we compete for qualified management personnel with other parking facility operators, with property management companies and with property owners. We may encounter increased competition in the future. Among other things, increased construction of parking facilities could limit our ability to attract customers, expand our business or maintain profitable pricing levels and could decrease our market share. We compete for acquisitions with other parking facility operators, real estate developers and real estate investment trusts. We may encounter increased competition for acquisitions in the future, and this competition could hurt our ability to complete acquisitions or have the effect of increasing the prices we must pay for acquisitions.

     We believe that there will be rapid business consolidation in the parking services industry. If this occurs and we are unable to participate successfully in the business consolidation, our business and financial results could be harmed.

A labor strike could hurt our competitiveness

     A significant number of our employees are members of labor unions. As a result there is more risk of work stoppages due to strikes which could potentially be costly to us because increased labor costs could adversely affect our ability to retain management contracts and to remain competitive in the marketplace.

     The large number of leased facilities increases the risk that we may not be able to cover the fixed costs of our leased facilities

     We leased 559 and owned 15 facilities as of December 31, 2001. Although there is more potential for income from leased and owned facilities than from management contracts, they also carry more risk if there is a downturn in property performance or commercial real estate occupancy rates because a significant part of the costs to operate such facilities typically is fixed. For example, in the case of leases, there are typically minimum lease payments, and in the case of owned facilities, there are the normal risks of ownership and costs of capital. In addition, maintenance and operating expenses for both leased and owned facilities are borne by us and are not passed through to the owner, as is the case with management contracts. Generally, performance of our parking facilities depend, in part, on our ability to negotiate favorable contract terms, our ability to control operating expenses, financial conditions prevailing generally and in areas where parking facilities are located, the nature and extent of competitive parking facilities in the area, weather conditions and the real estate market generally. The relative significance of our leases can be viewed in relation to the term remaining on currently active leases and the extent to which the direct costs of operating those leased facilities historically have been covered by revenue generated by the facilities, as follows:

	Year ended December 31, 2001 (1)

Term expires	Direct costs (2)	Coverage (3)

2002	$22,672	1.17
2003	9,251	1.12
2004	5,070	1.17
2005	5,259	1.07
2006 and thereafter	16,324	1.13

Total	$58,576	1.14

(1)	For leased locations that were open as at December 31, 2001.

(2)	Direct costs included minimum rental payments, contingent payments based upon a percentage of revenues, property taxes and other operating expenses.

(3)	Coverage is calculated by dividing Revenue by Direct costs. Coverage should not be considered in isolation or as a substitute of measures of performance prepared in accordance with generally accepted accounting principles. Coverage is not an accepted measure under generally accepted accounting principles and other companies will use different measures or different calculations of profitability.

Several of our locations are dependent on sports-related traffic

     Several of our leased facilities are located beside or in the vicinity of major sporting arenas. A significant proportion of the revenue earned at these locations occurs during regular and post-season games. In 2001, approximately 6% of our revenue was earned from customers attending baseball games. A player strike or other work stoppage leading to the cancellation of games, or a reduction in attendance at games, would substantially reduce the revenue earned at these locations. However, our fixed rent commitments on these locations would be unchanged. As a result, the profit we earn from these facilities would decrease significantly.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

     To December 31, 2001, we have not entered into significant derivative instruments either for hedging or speculative purposes. As of December 31, 2001, we had no such instruments outstanding. We will periodically hold excess available cash in cash equivalents which are short-term deposits at major financial institutions with terms to maturity at the date of acquisition of three months or less.

Interest Rates

     Our primary exposure to market risk consists of changes in interest rates on cash invested in short-term deposits which are all included in cash equivalents on our consolidated balance sheet. Changes in interest rates could impact our anticipated real rate of return. However, due to the short-term nature of such investments, the risk of loss to market is not significant.

     Our bank indebtedness of $3.9 million at December 31, 2001 bears interest at rates which vary with changes in the London Interbank Offered Rate (“LIBOR”).

Foreign Currency Exposure

     We operate wholly-owned subsidiaries in Canada. Total revenues from Canadian operations amounted to $38.3 million for the year ended December 31, 2001 as detailed in Note 14 to the Financial Statements. We intend to continue to invest in Canadian facilities, and may identify expansion opportunities in other foreign countries. We believe that our exposure to foreign currency fluctuations is limited because our Canadian dollar revenues have to date been significantly offset by Canadian dollar operating costs. Our net earnings in Canada for 2001 were approximately $1.9 million, or approximately C$2.9 million translated at the average exchange rate for 2001 of US$1 = C$1.55. If the exchange rate used in 2001 had been C$1.63 instead of C$1.55, the effect would be to reduce our net earnings by approximately $0.1 million. Presently, we have no formal hedging programs, other than investing any excess Canadian cash in U.S. Treasury bills. We would consider implementing a hedging program if such risk materially increases.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements listed in Item 14(a)1 and 14(a)2 are included in this report on pages F-1 through F-6.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Part III

Item 10.     Directors and Executive Officers of the Registrant

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2002 Annual Meeting of Shareholders.

Item 11.     Executive Compensation

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2002 Annual Meeting of Shareholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2002 Annual Meeting of Shareholders.

Item 13.     Certain Relationships and Related Transactions

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2002 Annual Meeting of Shareholders.

Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Financial Statements

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

Index to Exhibits

Exhibit No.	Description
2.1	Memorandum of Understanding regarding the Distribution between First Union Real Estate Equity and Mortgage Investments (“First Union”) and the Registrant (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

4.1	Specimen certificate for shares of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

Exhibit No.	Description
10.1	2000 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.2*	Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000) and First Amendment to Indemnification Agreement (attached herewith).

10.3	Huntzinger Employment Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

10.4	Wallner Employment Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

10.5	Newsome Employment Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.6	$20.0 million Credit Facility (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K as filed on March 28, 2001).

10.7	Restricted Stock Agreement for Annual Stock Grant to Directors (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q as filed on November 13, 2001).

10.8	Amended and Restated Share Purchase Agreement between Imperial Parking (U.S.), Inc. and the shareholders of DLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on July 12, 2001).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q as filed on November 13, 2001).

(b) Report on Form 8-K

     We did not file any reports on Form 8-K during the last quarter of fiscal year ended December 31, 2001.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PARKING CORPORATION

Date: March 20, 2002	By: /s/ J. BRUCE NEWSOME J. Bruce Newsome Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHARLES E. HUNTZINGER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2002

Charles E. Huntzinger

/s/ J. BRUCE NEWSOME	Senior Vice President, Finance and Chief Financial Officer	March 20, 2002
(Principal Financial and Accounting Officer)
J. Bruce Newsome

/s/ WILLIAM A. ACKMAN	Chairman of the Board of Directors	March 20, 2002

William A. Ackman

/s/ DANIEL P. FRIEDMAN	Vice-Chairman of the Board of Directors	March 20, 2002

Daniel P. Friedman

/s/ TALTON R. EMBRY	Director	March 20, 2002

Talton R. Embry

/s/ ARMAND E. LASKY	Director	March 20, 2002

Armand E. Lasky

/s/ BETH A. STEWART	Director	March 20, 2002

Beth A. Stewart

/s/ MARY ANN TIGHE	Director	March 20, 2002

Mary Ann Tighe

/s/ DAVID J. WOODS	Director	March 20, 2002

David J. Woods

AUDITORS’ REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Imperial Parking Corporation as at December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Parking Corporation as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 18(a) to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

KPMG LLP
Chartered Accountants

Vancouver, Canada

January 31, 2002

IMPERIAL PARKING CORPORATION
Consolidated Balance Sheets
(Stated in thousands of United States dollars)

December 31, 2001 and 2000

	2001	2000

Assets
Current assets:
Cash and cash equivalents	$10,991	$5,615
Restricted cash	—	2,688
Accounts receivable	6,875	3,561
Current portion of recoverable development costs	880	969
Inventory	781	748
Deposits and prepaid expenses	1,135	821
Deferred income taxes (note 10)	2,412	1,700

	23,074	16,102

Recoverable development costs	3,940	4,614

Fixed assets (note 4)	14,661	14,299

Management and lease agreements (note 5)	336	416

Other assets (note 6)	2,975	2,829

Goodwill (note 7)	44,259	41,131

	$89,245	$79,391

Liabilities and Stockholders’ Equity
Current liabilities:
Rents payable	$7,288	$6,871
Trade accounts payable and other accrued liabilities	5,007	4,345
Payable to employees and former employees	1,936	1,703
Sales tax payable	1,367	1,370
Bank indebtedness (note 8)	3,900	—
Current portion of other long-term liabilities	1,204	—
Deferred revenue	2,081	1,717

	22,783	16,006

Other long-term liabilities (note 9)	4,921	1,656

Deferred income taxes (note 10)	3,280	1,700

	30,984	19,362

Stockholders’ equity (note 11):
Common stock $0.01 par value; 10,000,000 shares authorized:
1,818,017 (2000 - 1,843,000 shares) shares issued and outstanding	18	18
Additional paid-in capital	60,718	59,991
Retained earnings	2,183	1,464
Accumulated other comprehensive loss: Foreign currency translation adjustment	(4,658)	(1,444)

	58,261	60,029

	$89,245	$79,391

Commitments and contingencies (note 16)

See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Consolidated Statements of Operations
(Stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Revenues	$87,824	$53,305	$582
Direct costs	67,303	39,818	2

Gross margin	20,521	13,487	580
Other expenses:
General and administrative	14,362	8,758	—
Depreciation and amortization of management and lease agreements	2,523	2,009	43
Amortization of goodwill	2,206	1,701	—
Equity share of limited liability company losses	168	—	—

	19,259	12,468	43

Operating earnings	1,262	1,019	537

Other income (expense):
Interest income	577	744	—
Interest income on notes receivable from related companies	—	1,035	4,032
Interest expense on note payable to First Union	—	(786)	(3,044)
Allowance for credit losses	—	—	(19,000)
Other interest expense	(298)	—	66

	279	993	(17,946)

Earnings (loss) before income taxes	1,541	2,012	(17,409)

Income taxes (note 10):
Current (recovery)	173	272	(97)
Deferred	649	—	11

	822	272	(86)

Net earnings (loss)	719	1,740	(17,323)

Other comprehensive income (loss):
Foreign currency translation adjustments	(3,214)	(782)	1,143

Comprehensive income (loss)	$(2,495)	$958	$(16,180)

Earnings (loss) per share (note 12)
Basic	$0.40	$0.83	$(8.14)
Diluted	$0.39	$0.83	$(8.14)

See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Consolidated Statements of Stockholders’ Equity
(Stated in thousands of United States dollars)

Years ended December 31, 2001, 2000 and 1999

	Common stock		Additional	Retained	Foreign currency
			paid-in	earnings	translation
	Number	Amount	capital	(deficit)	adjustment	Total

Balance, December 31, 1998	—	$—	$17,017	$2,339	$(1,805)	$17,551
Loss for the year	—	—	—	(17,323)	—	(17,323)
Foreign currency translation adjustment	—	—	—	—	1,143	1,143

Balance, December 31, 1999	—	—	17,017	(14,984)	(662)	1,371
Contributions by First Union:
To repay outstanding credit facility	—	—	26,369	—	—	26,369
Interest in limited liability company	—	—	3,413	—	—	3,413
Cash for working capital and to fund future costs of limited liability company	—	—	5,879	—	—	5,879
In settlement of obligations to related parties	—	—	8,020	—	—	8,020
To acquire net assets of FUMI parking related business	—	—	18,604	—	—	18,604
Net earnings	—	—	—	1,740	—	1,740
Foreign currency translation adjustment	—	—	—	—	(782)	(782)
Capitalization of Impark, par value of $0.01 per share	2,121,318	21	(14,708)	14,708	—	21
Shares issued to directors	6,444	—	114	—	—	114
Purchase of fractional shares	—	—	(24)	—	—	(24)

	2,127,762	21	64,684	1,464	(1,444)	64,725
Shares repurchased	(284,762)	(3)	(4,693)	—	—	(4,696)

Balance, December 31, 2000	1,843,000	18	59,991	1,464	(1,444)	60,029
Net earnings for the period	—	—	—	719	—	719
Foreign currency translation adjustment in period	—	—	—	—	(3,214)	(3,214)
Stock-based compensation	—	—	1,186	—	—	1,186
Options exercised	5,875	—	84	—	—	84
Shares repurchased	(30,858)	—	(543)	—	—	(543)

Total stockholders’ equity, December 31, 2001	1,818,017	$18	$60,718	$2,183	$(4,658)	$58,261

See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Consolidated Statements of Cash Flows
(Stated in thousands of United States dollars)

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash provided by (used in):

Operations:
Net earnings (loss)	$719	$1,740	$(17,323)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of management and lease agreements	2,523	2,009	43
Amortization of goodwill	2,206	1,701	—
Recovery of recoverable development costs	1,057	811	—
Interest income capitalized to note receivable	—	(697)	(2,688)
Interest expense capitalized to note payable to First Union	—	786	2,740
Equity share of limited liability company losses	168	—	—
Non-cash interest expense	154	—	—
Stock-based compensation	780	114	—
Deferred income taxes	649	—	11
Allowance for credit losses	—	—	19,000
Changes in non-cash working capital items:
Restricted cash	2,688	(2,688)	—
Accounts receivable	(1,026)	(714)	(21)
Inventory	(80)	135	—
Deposits and prepaid expenses	(126)	(156)	—
Rents payable	681	(397)	—
Trade accounts payable and other accrued liabilities	468	571	(53)
Payable to employees and former employees	(486)	(11)	—
Sales tax payable	(97)	(1,578)	—
Deferred revenue	444	(4,211)	—
Interest receivable on notes receivable from related parties	—	8	(346)
Receivables from related parties	—	(127)	(582)

	10,722	(2,704)	781

Investments:
Purchase of fixed assets	(2,624)	(1,115)	(5)
Acquisition of minority interest in FUMI parking related business	—	(453)	—
Repayment of outstanding credit facilities	—	(26,369)	—
Cash portion of business acquired	—	8,123	—
Acquisition of parking business, net of cash acquired	(4,601)	(1,219)	—
Change in other assets	(686)	1,597	—
Increase in recoverable development costs	(266)	(1,852)	—

	(8,177)	(21,288)	(5)

IMPERIAL PARKING CORPORATION
Consolidated Statements of Cash Flows, (Continued)
(Stated in thousands of United States dollars)

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Financing:
Cash contributions	—	32,701	—
Purchase of common shares	(543)	(4,720)	—
Options exercised	84	—	—
Increase in bank indebtedness	3,900	—	—
Change in other liabilities	(75)	(25)	—
Increase in amount due to FUMI	—	—	(11)

	3,366	27,956	(11)
Effect of exchange rate changes on cash and cash equivalents	(535)	(333)	91

Increase in cash and cash equivalents	5,376	3,631	856
Cash and cash equivalents, beginning of year	5,615	1,984	1,128

Cash and cash equivalents, end of year	$10,991	$5,615	$1,984

Supplementary information:
Interest paid	$87	$—	$408
Income taxes paid	254	491	—
Non-cash transactions:
Interest income capitalized to notes receivable	—	697	2,688
Interest expense capitalized to note payable	—	786	2,740

See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

1. Operations:

Imperial Parking Corporation (the “Company”) is the corporation, which resulted from the combination, on March 27, 2000, of the Canadian parking facilities of First Union Real Estate Equity and Mortgage Investments (the “FUR Parking Business”) and the parking related businesses of First Union Management, Inc. (the “FUMI Parking Business”) which consisted of the following:

FUR Parking Business — The FUR Parking Business, constituting the parking assets and operations of First Union Real Estate Equity and Mortgage Investments (“First Union”), consisted primarily of 15 owned parking properties in Canada. Since April 1997, subsidiaries of First Union operated this business, including leasing the properties to First Union Management, Inc. (“FUMI”) for operations and management.

FUMI Parking Business — The FUMI Parking Business consisted of the parking services and related ancillary activities that have been continued into Impark. Since April 1997, subsidiaries of FUMI carried on these activities. The continuing operations of FUMI’s indirect subsidiaries, Imperial Parking Limited and Impark Services Ltd., consisted of operating and managing parking facilities in Canada and the United States and carrying on other parking related activities.

For financial reporting purposes, the Company is considered to be a continuation of the FUR Parking Business and the comparative financial statements solely reflect its operations prior to the Company’s acquisition of the FUMI Parking Business, which has been accounted for with effect from the close of business on March 31, 2000 (note 3(a)).

2. Significant accounting policies:

(a)	Basis of presentation:

These financial statements are prepared on a consolidated basis to present the financial positions and results of operations of the Company and its subsidiaries all of which are wholly owned. The results of parking business’ acquired in the year are included in these financial statements from the date of their acquisition. All significant intercompany balances and transactions have been eliminated. Limited liability companies over which the Company exercises significant influence are accounted for by the equity method.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

2. Significant accounting policies (continued):

(b)	Use of estimates:

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to assessment of the outcome of contingencies, valuation of goodwill, estimation of the useful lives of fixed assets, management and lease agreements and goodwill in determining depreciation and amortization, and the extent and timing of recoverability of deferred tax assets. Actual amounts may differ from the estimates applied in the preparation of these financial statements.

(c)	Cash equivalents:

Cash equivalents includes certificates of deposit and other highly liquid instruments with original terms to maturity of three months or less when acquired to be cash equivalents.

(d)	Inventory:

The Company’s inventory consists of equipment parts and supplies and is recorded at the lower of cost, determined on a first-in, first-out basis, and replacement cost.

(e)	Fixed assets:

Fixed assets are recorded at cost. Depreciation and amortization is provided as follows:

Asset	Basis	Rate

Buildings and improvements	straight-line	over 40 years
Furniture and fixtures	declining-balance	20%
Equipment	declining-balance	30%
Automotive equipment	declining-balance	30%

Leasehold improvements are depreciated straight-line over the shorter of the lease term or the estimated useful life of the asset. Routine maintenance and repairs are expensed as incurred.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

2. Significant accounting policies (continued):

(f)	Management and lease agreements:

Management and lease agreements are recorded at cost and represent the Company’s investment in parking lot agreements. Cost is based upon the estimated fair value of the agreements at the time of acquisition determined using the discounted estimated future cash flow from these agreements. Amortization is provided over the lives of the related agreements in amounts equal to the discounted future cash flows used to measure their original cost.

(g)	Impairment of fixed assets and management and lease agreements:

The Company accounts for fixed assets and management and lease agreements in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ”. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell.

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

The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. When the undiscounted future operating cash flows are less than the carrying value, the amount of goodwill impairment is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

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

The functional currency of the Company’s operations in the United States is the United States dollar. For facilities and operations located in Canada, the functional currency is the Canadian dollar (“Cdn.”).

The assets and liabilities of the Canadian operations are translated into United States dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated at the rates of exchange prevailing during the year. The gains or losses resulting from these translations are excluded from the determination of income and included in the separate foreign currency translation account within shareholders’ equity. Other exchange gains and losses are included in the determination of income.

(m)	Comprehensive income (loss):

To the Company, comprehensive income (loss) consists of net earnings and the change in the foreign currency translation adjustment amount for the year. Comprehensive income does not affect the Company’s financial position, results of operations or earnings (loss) per share.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

2. Significant accounting policies (continued):

(n)	Earnings per share:

Basic earnings per common share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting the weighted average number of outstanding shares by that number which assumes that the proceeds received on exercise of dilutive securities is applied to the repurchase of common shares at the average market price for the period. The weighted average number of shares outstanding gives retroactive effect to the shares issued on the formation of the Company.

(o)	Stock option plan:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for stock options granted to employees and directors. As such, compensation expense for fixed stock option plans is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation for variable stock option plans is recorded on an ongoing basis based on the change in intrinsic value of the options. For accounting purposes, the date of the stockholder approval is considered to be the date on which the measurement of any compensatory effect occurs. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to apply the intrinsic value-based method of accounting described above, and adopt only the disclosure requirements of SFAS No. 123 (see note 11(b)).

(p)	Comparative figures:

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

3. Acquisition of businesses:

(a)	DLC Management Group, Inc.:

Effective July 1, 2001, the Company acquired all of the issued and outstanding shares of DLC Management Group, Inc. (“DLC”) for net cash of $4.6 million, including acquisition costs of $0.2 million. The former shareholders of DLC are also entitled to additional cash consideration equal to a proportion of the actual operating results of the acquired business, calculated in accordance with the acquisition agreement, for each of the twelve month periods ending June 30, 2002 through 2006. The present value of these future payments has been estimated to be $4.4 million and has been included in the cost of the acquisition. The liability for these payments has been included on the Company’s balance sheet in “other long-term liabilities” as it is more likely than not at December 31, 2001 that these amounts will be payable.

The acquisition of DLC has been accounted for by the purchase method and accordingly the aggregate purchase price, including related costs, has been allocated to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

Cost of acquisition:
Cash	$4,601
Present value of future payments to former shareholders of DLC (note 9)	4,386

$8,987

Working capital, including cash acquired of $259	$796
Fixed assets	558
Management and lease agreements	344
Goodwill	7,289

$8,987

The purchase price paid by the Company is subject to certain adjustments related to working capital calculations on the acquisition date pursuant to the terms of the purchase agreement which have not been finalized. Adjustments are not subject to the vendor remaining as an employee. Management has made its best estimate of the purchase price ultimately payable by the Company. Any adjustments made to the purchase price will be accounted for in the period the adjustments are made.

The results of operations of DLC from July 1, 2001, being the effective date of acquisition by the Company, are included in these consolidated financial statements.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

3. Acquisition of businesses (continued):

(a)	DLC Management Group, Inc. (continued):

The following unaudited pro forma information for the years ended December 31, 2001 and 2000 reflect the acquisition of DLC as if it had been completed as of January 1, 2000. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the dates indicated or that may be obtained in the future.

	2001	2000

Revenue	$91,522	$58,958
Earnings for the year	769	1,731
Earnings per share:
Basic	0.42	0.82
Diluted	0.41	0.82

(b)	FUMI Parking Business:

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

Working capital deficit	$(10,281)
Other assets and liabilities, net	6,276
Fixed assets	5,659
Management and lease agreements	763
Goodwill	42,556

44,973
Indebtedness	(26,369)

$18,604

Included in the working capital deficit was $8.1 million of cash in the FUMI Parking Business.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

3. Acquisition of businesses (continued):

(b)	FUMI Parking Business (continued):

The results of operations of the FUMI Parking Business for the year ended December 31, 1999 and the three months ended March 31, 2000, are summarized as follows:

	March 31,	December 31,
	2000	1999

	(unaudited)

Revenues	$14,901	$60,145
Direct costs	10,997	44,939

Gross margin	3,904	15,206

Other expenses:
General and administrative	2,667	10,236
Depreciation and amortization	1,051	4,984

	3,718	15,220

Operating earnings (loss)	186	(14)
Other expense	(1,507)	(6,303)

Loss from continuing operations	$(1,321)	$(6,317)

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

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

3. Acquisition of businesses (continued):

     (b)  FUMI Parking Business (continued):

	2000	1999

	(unaudited)

Revenue	$67,809	$59,065
Direct costs	50,688	44,359

Gross margin	17,121	14,706

Other expenses:
General and administrative	11,425	10,236
Depreciation and amortization	4,761	5,027

	16,186	15,263

Operating earnings (loss)	935	(557)
Other income (expense)	411	(279)

Earnings (loss) for the year	$1,346	$(836)

Earnings (loss) per share — basic and diluted	$0.64	$(0.39)

Unaudited pro forma consolidated results after giving effect to the other businesses acquired during the year would not have been materially different from the reported amounts for the year.

In preparing the pro forma statements of operations the results of the Company and the FUMI Parking Business were combined and the following transactions eliminated:

	March 31,	December 31,
	2000	1999

Revenue:
Inter-entity lease fees	$127	$582
Asset management fee	270	1,080

Direct cost:
Inter-entity lease fees	127	582

Interest expense (income):
Inter-entity interest income	(1,035)	(4,032)
Inter-entity interest expenses	1,035	4,032
Interest expense on note payable capitalized	786	3,044
Interest expense on long-term debt	411	1,840

Other expense:
Allowance for credit losses	—	19,000

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

3. Acquisition of businesses (continued):

(c)	E-Z Park Company, Ltd. LLC:

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

4. Fixed assets:

		Accumulated	Net book
2001	Cost	depreciation	value

Land	$6,446	$—	$6,446
Buildings and improvements	1,582	183	1,399
Leasehold improvements	3,980	1,280	2,700
Furniture and fixtures	374	92	282
Equipment	5,359	1,909	3,450
Automotive equipment	500	116	384

	$18,241	$3,580	$14,661

		Accumulated	Net book
2000	Cost	depreciation	value

Land	$6,847	$—	$6,847
Buildings and improvements	1,689	152	1,537
Leasehold improvements	3,048	586	2,462
Furniture and fixtures	265	42	223
Equipment	3,876	865	3,011
Automotive equipment	259	40	219

	$15,984	$1,685	$14,299

5. Management and lease agreements:

	2001	2000

Cost	$1,061	$841
Accumulated amortization	(725)	(425)

	$336	$416

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

5. Management and lease agreements (continued):

Under certain parking management agreements, the Company is committed to pay fees to landlords based on either a fixed monthly rate, a percentage of gross parking revenues or a percentage of net income. These fees payable are recognized in accordance with the terms of the specific agreement.

6. Other assets:

	2001	2000

Note receivable (a)	$1,900	$2,068
Other	1,075	761

	$2,975	$2,829

(a)	The note is receivable from a director of a subsidiary of the Company and bears interest at 8% per annum to April, 2004 and 9.25% thereafter. Principal repayments of $18,834 are required each quarter. In addition, one principal payment of $0.4 million is required on April 30, 2004 and monthly blended interest and principal repayments of $13,608 until April 30, 2004 and $15,875 from May 1, 2004 until the note matures on April 30, 2009. The note is secured by all issued and outstanding shares of Robbins Parking Limited.

7. Goodwill:

	2001	2000

Cost, beginning of year	$44,067	$—
Acquisition of businesses	7,289	44,067
Adjustments to prior year acquisitions on payment of contingent payments	203	—

Cost, end of year	51,559	44,067
Effect of exchange rates	(3,393)	(1,235)
Accumulated amortization	(3,907)	(1,701)

	$44,259	$41,131

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

8. Bank indebtedness:

The Company has a credit facility (the “Credit Facility”) providing for borrowings of up to $20 million, consisting of a $12.5 million non-revolving loan; a $5 million revolving credit facility; and $2.5 million for standby letters of credit. The non-revolving loan facility bears interest at LIBOR plus 1.625% per annum and is repayable on demand. The revolving credit facility bears interest at the lending bank’s prime rate. The amount outstanding under the Company’s Credit Facility as of December 31, 2001 was $3.9 million with a weighted average interest rate of 3.5%. This is solely comprised of amounts drawn under the non-revolving loan facility and is currently being repaid in blended monthly payments of principal and interest of $60,074 through December 2007. The remaining amount available under the Credit Facility was $13.3 million at December 31, 2001.

The bank credit facilities are secured by a general assignment by the Company in favour of the bank, debentures over certain real property, assignment of rents and leases, securities pledge agreements and assignment of insurance. Advances require certain conditions precedent to be met and are subject to the bank’s written approval.

9. Other long-term liabilities:

	2001	2000

Present value of future payments to former shareholders of DLC (a)	$4,540	$—
Other	1,585	1,656

	6,125	1,656
Current portion	1,204	—

	$4,921	$1,656

(a)	The present value of future payments represents the estimated additional cash consideration required to be paid in future years pursuant to the DLC purchase agreement (note 3(a)). Interest on the balance is accrued at 7% per annum.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

10. Income taxes:

Income tax expense (recovery) consists of:

	Current	Deferred	Total

Year ended December 31, 2001:
Canada	$86	$2,192	$2,278
United States	87	(1,543)	(1,456)

	$173	$649	$822

Year ended December 31, 2000:

Canada	$153	$—	$153
United States	119	—	119

	$272	$—	$272

Year ended December 31, 1999:
Canada	$(97)	$11	$(86)

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	2001	2000	1999

Computed “expected” tax expense	$539	$698	$(6,093)
Increase (reduction) in income taxes resulting from:
Impact of difference between U.S. federal and Canadian effective tax rates	326	223	(786)
Effect of change in enacted tax rates	445	—	—
Change in valuation allowance	(829)	(1,683)	—
Reduction in deferred income tax liability on inter-company debt	(5,219)	—	—
Income from Canadian subsidiary taxable in the United States	4,434	—	—
Amortization of non-deductible goodwill	954	765	—
Corporation capital and state tax	173	272	—
Other	(1)	(3)	(112)
Deductions allocated to the FUR Parking Business by First Union	—	—	(190)
Allowance for credit losses	—	—	7,095

	$822	$272	$(86)

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

10. Income taxes (continued):

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

	2001	2000

Deferred tax assets:
Loss carry forwards	$3,656	$7,442
Accrued liabilities	247	410
Management agreements	333	—

	4,236	7,852
Valuation allowance	(266)	(857)

Net deferred tax assets	3,970	6,995

Deferred tax liabilities:
Long-lived assets, principally due to differences in depreciation	(507)	(1,494)
Tax basis in goodwill	—	(4,997)
Income from Canadian subsidiary taxable in the United States	(3,952)	—
Other assets	(379)	(504)

Total deferred tax liabilities	(4,838)	(6,995)

Net deferred tax liability	$(868)	$—

Reflected on consolidated balance sheet:
Current deferred asset, net	$2,412	$1,700
Non-current deferred liability, net	(3,280)	(1,700)

Net deferred tax liability	$(868)	$—

The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was $0.3 million and $0.9 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

10. Income taxes (continued):

The Company’s Canadian subsidiaries had total income tax losses and deductions of approximately $8.9 million available at December 31, 2001 to reduce future income taxes payable in Canada which are available and expire as follows:

2005	$388
2006	8,531

$8,919

11. Stockholders’ equity:

(a) Treasury stock:

(i)	In June 2000, the Board of Directors approved a voluntary Odd-Lot Tender program, whereby shareholders, on closing at June 13, 2000, owning less than 100 shares, could sell their shares of common stock at $16.00 without incurring brokerage commissions.

The program closed on July 27, 2000 with shareholders tendering 38,298 shares at a cost of $632,901, including expenses.

(ii)	In October 2000, the Board of Directors authorized $1,000,000 for the repurchase of the Company’s outstanding common stock. Under this buy-back authorization, the Company repurchased 31,370 shares in October 2000 at a cost of $511,000.

(iii)	In December 2000, the Board of Directors authorized the repurchase of 215,094 shares in December 2000 at a cost of $3,553,000.

(iv)	In January 2001, the Board of Directors of the Company increased the authorization limit for the repurchase of the Company’s outstanding common stock from $1,000,000 to $1,250,000. Under the buy back authorization, the Company repurchased 30,858 shares in January 2001 at a cost of $543,500.

(v)	In September 2001, the Board of Directors increased the authorization limit for the repurchase of the Company’s outstanding common stock from $1,250,000 to $2,000,000.

(b) Stock options:

In March 2000, the Board of Directors approved the 2000 Stock Incentive Plan (the “Plan”) prior to filing its Registration Statement on Form 10 to distribute common stock. A total of 315,000 shares were reserved for issuance under the Plan.

In May 2001, the stockholders of the Company approved the Plan allowing the Company to grant stock options to executives and management. The plan includes variable stock options whereby the exercise price of the options increases during the term of the options.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

11. Stockholders’ equity (continued):

(b) Stock options (continued):

A summary of the status of the Company’s stock option plan as of December 31, 2001 and changes during the year then ended is presented below:

		Weighted average
	Options outstanding	Exercise price

Balance at January 1, 2001	—	$—
Options granted	251,652	13.04
Options exercised	(5,875)	14.09
Options cancelled/forfeited	(2,750)	12.81

Balance at December 31, 2001	243,027	$15.13

The Company measures employee stock compensation expense in these consolidated financial statements based on the intrinsic value of the options. Had compensation expense been determined using the fair value method in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net earnings and earnings per share would have been as follows (there would be no effect on the years ended December 31, 2000 and 1999):

Net earnings:
As reported	$719
Pro forma	1,173

Net earnings per share:
As reported	0.40
Pro forma	0.65

Diluted net earnings per share:
As reported	0.39
Pro forma	0.63

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

11. Stockholders’ equity (continued):

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in fiscal 2001. The following assumptions were applied in determining the pro forma compensation cost:

Risk-free interest rate	4.04%
Expected dividend yield	0.00%
Expected option life (years)	5
Expected stock price volatility	22.0%
Fair value of options granted at market prices	$3.97

The following table summarizes stock options outstanding and exercisable at December 31, 2001:

	Outstanding			Exercisable

Weighted
		average	Weighted		Weighted
		remaining	average		average
		contractual life	exercise		exercise
Exercise price range	Options	(years)	price	Options	price

$14.09 - $25.85	264,027	8.4	$15.71	63,101	$15.79

12. Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share:

		2001			2000			1999

	Earnings available ($000s)	Common shares (000s)	Per share amount	Earnings available ($000s)	Common shares (000s)	Per share amount	Earnings available ($000s)	Common shares (000s)	Per share amount

Basic earnings per share:
Net earnings
Effect of dilutive stock and options:	$719	1,816	0.40	$1,740	2,100	$0.83	$(17,323)	2,127	$(8.14)
Stock option plan	—	45	(0.01)	—	—	—	—	—	—

Diluted earnings per share	$719	1,861	0.39	$1,740	2,100	$0.83	$(17,323)	2,127	$(8.14)

Basic pro forma earnings per share:
Pro forma earnings	n/a	n/a	n/a	$1,346	2,100	$0.64	$(836)	2,127	$(0.39)
Effect of dilutive stock and options:
Stock option plan	—	—	—	—	—	—	—	—	—

Diluted pro forma earnings per share	n/a	n/a	n/a	$1,346	2,100	$0.64	$(836)	2.127	$(0.39)

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

13. Business segments:

Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the revenue, operating results and assets for these geographic regions:

	2001			2000			1999

	Canada	U.S.	Total	Canada	U.S.	Total	Canada

Revenue	$53,451	$34,373	$87,824	$38,338	$14,967	$53,305	$582
Depreciation and amortization	3,785	944	4,729	3,162	548	3,710	43
Operating earnings	3,641	(2,379)	1,262	1,063	(44)	1,019	537
Income tax expense	2,278	(1,456)	822	153	119	272	(86)
Long-lived assets	47,726	14,505	62,231	52,841	10,448	63,289	26,382
Total assets	60,870	28,375	89,245	63,405	15,986	79,391	30,113

The Company’s operations in 1999 were only in Canada.

14. Unaudited quarterly financial information:

The following tables sets forth selected unaudited quarterly information for the Company’s last eight fiscal quarters.

	Fiscal 2001 Quarter End

	December 31	September 30	June 30	March 31

Revenues	$23,450	$24,008	$22,306	$18,060
Gross margin	5,037	5,547	6,104	3,833
Net earnings (loss) for the period	(133)	292	936	(376)
Net earnings (loss) per share, basic	(0.07)	0.16	0.52	(0.21)
Net earnings (loss) per share, diluted	(0.06)	0.15	0.51	(0.21)

	Fiscal 2000 Quarter End

	December 31	September 30	June 30	March 31

Revenues	$16,788	$18,529	$17,861	$127
Gross margin	3,932	4,733	4,695	127
Net earnings (loss) for the period	(21)	574	911	276
Net earnings (loss) per share, basic and diluted	(0.01)	0.27	0.43	0.13

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

15. Fair value of financial instruments:

The fair values of cash and cash equivalents, accounts receivable, rent, trade accounts payable and accrued liabilities, payable to employees and former employees and sales tax payable are estimated to equal their carrying value due to their short-term to maturity or ability for prompt liquidation. The carrying value of the bank indebtedness and other long-term liabilities approximate their fair values based on market rates of interest.

The fair value of notes receivable is not readily determinable due to the nature of the relationship between the Company and the other party. The fair value of bank indebtedness is not materially different from its carrying value based on current market rates of interest on similar instruments.

16. Commitments and contingencies:

(a) Operating lease commitments:

The Company and its subsidiaries conduct a significant portion of their operations on leased premises under operating leases expiring at various dates through 2020. Lease agreements provide for minimum payments or contingent payments based upon either a fixed annual rent, a percentage of gross customer collections, or a combination thereof to the property owner. The aggregate annual minimum lease commitments under operating leases on premises originally for a period of more than one year in each of the next five years are as follows:

2002	$33,991
2003	22,708
2004	17,399
2005	14,762
2006	9,409

The Company also leases certain of its office premises, automobiles and office equipment under long-term operating leases. The aggregate annual minimum lease payments required under operating leases in each of the next five years are as follows:

2002	$4,073
2003	2,967
2004	1,317
2005	606
2006	165

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

16. Commitments and contingencies (continued):

(b) Contingencies:

(i)	The Company is disputing development costs in the amount of $2.4 million claimed by a development contractor. The Company has completed mediation proceedings with the contractor and anticipates a resolution to these claims in early 2002. An accrual has been recorded for the estimated settlement costs. In order to remove property liens by the contractor, the Company has issued a letter of credit for $2.3 million.

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

(ii)	Imperial Parking Canada Corporation, a wholly owned subsidiary of the Company, is a defendant in a lawsuit filed by Sterling Parking Ltd. (“Sterling”) in April 2001, in the Queen’s Bench of Alberta. The suit involves an alleged breach by Imperial Parking Canada Corporation of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management of certain Sterling lots in Calgary. The proposed transaction with Sterling was not completed and Sterling claims in the lawsuit that Imperial Parking Canada Corporation wrongfully bid on certain lots and improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $6.3 million (Cdn. $10 million). The Company believes that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. The parties are currently negotiating a settlement. If a settlement is not reached, the Company intends to defend itself vigorously. The Company expects that any damages awarded against Imperial Parking Canada Corporation will not have a material effect on its financial position or results of operations.

(c) Letters of credit:

The Company has outstanding letters of credit totalling $2.8 million.

17. Related parties:

In 2001, the Company leased three properties from an entity controlled by the Company’s Vice-Chairman and an employee of the Company. The terms of the leases are up to five years and minimum annual rent for the three properties is $5.1 million, increasing to $5.2 million over the lease terms. Percentage rent is also payable. The Company also sub-leases a portion of its office premises in New York City to the same entity, with rent receivable of $0.2 million per annum. The net amount paid in 2001 under the terms of these leases is $1.6 million.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

17. Related parties (continued):

In 2001, the Company leased two properties and operates one property under a management agreement from entities controlled by a director of the Company. The leased properties have combined minimum annual rent of $2.9 million, increasing to $3.2 million during the terms of the leases which are up to 15 years. Under the management agreement, which has a one year term, the Company is entitled to an annual management fee of $30,000. In 2001 the Company paid the net amount of $2.4 million under the terms of these agreements.

The Company operates one property under a management agreement from an entity controlled by the Chairman of the Company, which agreement was entered into in 2001. Under the management agreement, which is on a month-to-month basis, the Company is entitled to a management fee based on operating performance of the property. The Company did not earn any fees in 2001.

In 1999, the Company entered into a ten year exclusive agreement for outdoor advertising on its parking facilities in Canada with an entity whose President at such time is now also a director of the Company. In 2001, the Company earned $368,000 (2000 — $170,000) pursuant to this agreement.

Management believes that the transactions above have been on terms no less favourable to the Company than those that could have been obtained from unaffiliated persons.

18. Recent accounting pronouncements:

(a)	During the year ended December 31, 2001, the Financial Accounting Standards Board (the “Board”) announced new rules related to the accounting for goodwill. Financial Accounting Statement No. 141, “Business Combination” (“SFAS 141”) eliminates the pooling of interest method of accounting for business combinations and is effective for all transactions initiated after June 30, 2001. The Company adopted SFAS 141 effective July 1, 2001. The acquisition subsequent to June 30, 2001 (note 3(a)) has been accounted for using the allocation principles in SFAS 141.

In addition, Financial Accounting Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which will require that goodwill no longer be amortized, but the carrying value of goodwill will be subject to a regular impairment test. SFAS 142 will be effective for the first fiscal quarter beginning after December 15, 2001. The effect on the financial statements of the Company is that amortization of existing goodwill will cease as of December 31, 2001. In addition, goodwill resulting from the acquisition described in note 3(a) has not been amortized in fiscal 2001. The Company’s goodwill amounts at December 31, 2001 will be subject to the impairment test commencing with the Company’s first quarter ended March 31, 2002.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2001, 2000 and 1999

18. Recent accounting pronouncements (continued):

(b)	In October 2001, the Board issued Financial Accounting Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, the fundamental recognition and measurement principles of SFAS 121 for assets to be held and used, and the fundamental measurement principles for assets to be held for sale, are retained.

Under SFAS 144, an asset to be sold would be classified as held for sale in the period when the criteria for a qualifying plan of sale are met, and depreciation would cease at that time. The statement also addresses assets that will be disposed of other than by sale (e.g., abandonment), and will require that they be classified as held and used until the entity disposes of the asset (or ceases to use it in the case of abandonment). The Statement extends the reporting of discontinued operations to all components of an entity and requires that results of operations of a component of an entity that has been disposed of, or is classified as held for sale, be reported in discontinued operations if its activities, operations and assets will be eliminated in the disposal transaction.

There is no material effect of SFAS 144 on the consolidated financial statements as the Company is not presently contemplating any disposal of long-lived assets.

(c)	Effective January 1, 2001, the Company adopted the recommendations outlined in Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company does not currently have any derivative instruments and does not engage in hedging activities and accordingly there is no impact on the consolidated financial statements of adopting this new standard.