Form 10-Q
period 2002-03-31
IMPERIAL PARKING CORP
filed 2002-05-15
CIK 1103389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended March 31, 2002

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 10, 2002 was 1,819,765.

INDEX
IMPERIAL PARKING CORPORATION

IMPERIAL PARKING CORPORATION
Consolidated Balance Sheets
Amounts in thousands of United States dollars, except share amounts

	March 31	December 31
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,737	$10,991
Accounts receivable	5,882	6,875
Current portion of recoverable development costs	776	880
Inventory	794	781
Deposits and prepaid expenses	1,063	1,135
Deferred income taxes	2,402	2,412

Total current assets	24,654	23,074
Recoverable development costs	4,375	3,940
Fixed assets	14,494	14,661
Management and lease agreements	1,031	336
Other assets	3,059	2,975
Goodwill	44,239	44,259

	$91,852	$89,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Rents payable	$6,904	$7,288
Trade accounts payable and other accrued liabilities	4,860	5,007
Payable to employees and former employees	2,350	1,936
Sales tax payable	1,365	1,367
Bank indebtedness	3,802	3,900
Current portion of other long-term liabilities	1,204	1,204
Deferred revenue	4,760	2,081

Total current liabilities	25,245	22,783
Other long-term liabilities	4,926	4,921
Deferred income taxes	3,435	3,280

Total liabilities	33,606	30,984
Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized 1,819,328 shares issued and outstanding (2001 – 1,818,017)	18	18
Additional paid-in capital	60,830	60,718
Retained earnings	2,122	2,183
Accumulated other comprehensive loss Foreign currency translation adjustment	(4,724)	(4,658)

Total stockholders’ equity	58,246	58,261

	$91,852	$89,245

IMPERIAL PARKING CORPORATION
Consolidated Statements of Operations
(Unaudited)
Amounts in thousands of United States dollars, except per share amounts

	Three months ended March 31
	2002	2001

Revenues	$24,809	$18,060
Direct costs	20,035	14,227

Gross margin	4,774	3,833
Other operating expenses:
General and administrative	3,951	3,186
Depreciation and amortization of management and lease agreements	564	535
Amortization of goodwill	–	559
Equity share of limited liability company losses	16	50

Total other operating expenses	4,531	4,330

Operating income (loss)	243	(497)
Other income (expenses):
Interest income	85	146
Interest expense	(115)	–

Other income (expense), net	(30)	146

Income (loss) before income taxes	213	(351)
Income tax expense
Current	111	25
Deferred	163	–

	274	25

Loss for the period	$(61)	$(376)

Loss per share:
Basic and diluted	$(0.03)	$(0.21)

IMPERIAL PARKING CORPORATION
Consolidated Statement of Stockholders’ Equity
Amounts in Thousands of United States dollars, except number of common shares (Unaudited)

					Foreign
	Common stock		Additional		currency
			paid-in	Retained	translation		Comprehensive
	Number	Amount	capital	earnings	adjustment	Total	loss

Balance, December 31, 2001	1,818,017	$18	$60,718	$2,183	$(4,658)	$58,261
Loss for the period	–	–	–	(61)	–	(61)	(61)
Foreign currency translation adjustment in period	–	–	–	–	(66)	(66)	(66)
Stock based compensation	–	–	90	–	–	90	90
Options exercised	1,311	–	22	–	–	22

Total stockholders’ equity at March 31, 2002	1,819,328	$18	$60,830	$2,122	$(4,724)	$58,246

Comprehensive loss							$(37)

IMPERIAL PARKING CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

Amounts in thousands of United States dollars	Three Months Ended March 31

	2002	2001

Cash flows from operating activities:
Loss for the period	(61)	(376)
Adjustments to reconcile loss for the period to cash provided by operating activities:
Depreciation and amortization of management and lease agreements	564	535
Amortization of goodwill	–	559
Recovery of recoverable development costs	239	269
Equity share of limited liability company losses	16	50
Stock-based compensation	90	171
Non-cash interest expense	77	–
Deferred income taxes	163	–
Changes in non-cash working capital items, excluding acquisitions:
Restricted cash	–	88
Accounts receivable	989	21
Inventory	(13)	(48)
Deposits and prepaid expenses	73	134
Rents payable	(380)	1,533
Trade accounts payable and other accrued liabilities	(635)	(122)
Payable to employees and former employees	414	3
Sales tax payable	(2)	109
Deferred revenue	2,679	3,579

Net cash provided by operating activities	4,213	6,505

Cash flows from investing activities:
Purchase of fixed assets	(362)	(483)
Increase in recoverable development costs	(71)	(79)
Increase in other assets	(133)	(107)
Acquisition of management and lease agreements	(741)	–

Net cash used in investing activities	(1,307)	(669)

Cash flows from financing activities:
Purchase of common shares	–	(543)
Exercise of stock options	22	–
Change in other liabilities	(76)	(19)
Repayment of bank indebtedness	(98)	–

Net cash used in financing activities	(152)	(562)

Effect of exchange rate changes on cash and cash equivalents	(8)	(410)

Increase in cash and cash equivalents	2,746	4,864
Cash and cash equivalents, beginning of period	10,991	5,615

Cash and cash equivalents, end of period	$13,737	$10,479

Supplementary information:
Interest paid	$37	–
Income taxes paid	$122	$25

IMPERIAL PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Imperial Parking Corporation (“Impark”) do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results from operations and cash flows as at March 31, 2002, and for all periods presented, have been included. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in Impark’s annual report on Form 10-K for the fiscal year ended December 31, 2001. Except as indicated below, the principles applied in the preparation of these interim consolidated financial statements are consistent with those applied in the consolidated financial statements included in the annual report on Form 10-K. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may by expected for the fiscal year ending December 31, 2002.

Effective January 1, 2002, the Company adopted the recommendations of the Financial Accounting Statement No.142, “Goodwill and Other Intangible Assets” (notes 3 and 4).

2.	EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31

		2002			2001

	Income	Common	Per Share	Income	Common	Per Share
	available	shares	amount	available	shares	amount
	($000's)	(000's)		($000's)	(000's)

Basic loss per share
Loss for the period	$(61)	1,819	$(0.03)	$(376)	1,822	$(0.21)
Effect of dilutive stock options	–	–	–	–	–	–

Diluted loss per share	$(61)	1,819	$(0.03)	$(376)	1,822	$(0.21)

The dilutive effect of stock options has not been calculated as it would be anti-dilutive for the three months ended March 31, 2002.

3.	GOODWILL

In June 2001, the FASB issued SFAS No.141, “Business Combinations”, and SFAS No.142 , “Goodwill and Other Intangible Assets”. SFAS No.141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No.142 requires, in part, that recorded goodwill be tested at least annually for impairment rather than being amortized over the estimated useful life of the underlying business. The Company adopted the provisions of SFAS No.141 as of July 1, 2001, and SFAS No.142 is effective January 1, 2002. Goodwill acquired in a purchase business combination completed after June 30, 2001, but before SFAS No.142 was adopted in full, was not amortized. Goodwill acquired in business combinations completed before July 1, 2001 continued

to be amortized and tested for impairment prior to the full adoption of SFAS No.142. Accordingly, amortization of goodwill ceased as of January 1, 2002. Upon adoption of SFAS No.142, the Company evaluated its existing intangible assets and goodwill that were acquired in purchase business combinations, and considered whether any necessary reclassifications were required in order to conform with the new classification criteria in SFAS No.141 for recognition separate from goodwill. No such reclassifications were required.

In connection with the transitional goodwill impairment evaluation, SFAS No.142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. As a result of this process, the Company has identified reporting units by geographical operations for Canada and the United States. Within the United States, separate reporting units have been identified based on operational characteristics and, as they are one level below an operating segment, discrete financial information exists and segment management directly reviews these units. The Company is currently determining the fair value of its reporting units. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company’s statement of earnings.

As of March 31, 2002, the Company’s unamortized goodwill amounted to $44.2 million, which was subject to the transition provisions of SFAS No.142. While the Company has not determined whether or not there is a transitional impairment loss, the effects of adoption of SFAS No.142 from the cessation of goodwill amortization on results of operations for the three months ended March 31, 2002 and 2001 are as follows (in thousands, except per share data):

	Three Months Ended March 31

	2002	2001

Reported loss for the period	$(61)	$(376)
Add back: Goodwill amortization	–	559

Adjusted net income (loss)	$(61)	$183

Basic and diluted earnings per share:
Reported loss for the period	$(0.03)	$(0.21)
Goodwill amortization	–	0.31

Adjusted net income (loss) per share	$(0.03)	$0.10

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 is as follows:

	Canada	U.S.	Total

Balances as at December 31, 2001	$35,591	$8,668	$44,259
Effect of foreign currency	(20)	–	(20)

Goodwill as at March 31, 2002	$35,571	$8,668	$44,239

4.	MANAGEMENT AND LEASE AGREEMENTS

Management and lease arrangements are recorded at cost and represent the Company’s investment in parking lot agreements. Cost is based upon the estimated fair value of the agreements at the time of acquisition determined using the discounted estimated future cash flow from these agreements. Amortization is provided over the lives of the related agreements in amounts equal to the discounted future cash flows used to measure their original cost.

SFAS 142 requires that a recognized intangible asset, such as these management and lease agreements, be amortized over its useful life to an enterprise, unless the life is determined to be indefinite. When an intangible asset is determined to have an indefinite useful life, it should not be amortized until its life is determined to be no longer indefinite. As the agreements have limited terms and the Company has no indefinite intangible assets, the adoption of SFAS 142 had no impact on the accounting for management and lease agreements.

	March 31, 2002	December 31, 2001

Cost	$1,881	$1,140
Accumulated amortization	(850)	(804)

	$1,031	$336

5.	BUSINESS SEGMENTS

Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the revenue, operating result and assets for these geographic regions.

	Three Months Ended March 31

	2002			2001

	Canada	U.S.	Total	Canada	U.S.	Total

Revenue	$12,603	$12,206	$24,809	$13,179	$4,881	$18,060
Depreciation and amortization	297	267	564	919	175	1,094
Operating income (loss)	1,403	(1,160)	243	834	(1,331)	(497)
Income tax expense (recovery)	518	(244)	274	21	4	25
Long-lived assets	49,597	13,226	62,823	49,764	5,784	55,548
Total assets	61,980	29,872	91,852	62,057	18,556	80,613

6.	SUBSEQUENT EVENT

In April 2002, the Company reached a settlement with the contractor regarding the final development costs for the parking facilities operated by the Company around the San Francisco Giants baseball stadium. Under the agreement the Company has paid the contractor $1.4 million and a further amount, not to exceed $150,000, is payable once claims are settled with a sub-contractor. The settlement was fully provided for in the March 31, 2002 consolidated financial statements. The settlement has also resulted in the cancellation of a letter of credit for $2.3 million issued by the Company. The Company is entitled to recover a portion of the final development costs from the San Francisco Giants.

7.	CONTINGENCIES

The Company is the defendant in a lawsuit filed by Sterling Parking Ltd. (“Sterling”) in April 2001. Sterling is claiming damages of $7.3 million (Canadian $11.6 million) as a result of a failed agreement to manage certain of Sterling’s locations by Impark. The Company believes that the claim is largely without merit and, regardless, the amount claimed is excessive. The Company will defend itself against the claim, and does not expect the outcome of the lawsuit to have a material impact on its financial position or results of operations.

In February 2002, the City of Calgary passed a 2002 Business Tax Bylaw, which approximately tripled the business tax for the Company’s operations in Calgary for the 2002 calendar year to approximately $0.9 million (Canadian $1.5 million). The Company is appealing the assessment through the assessment review process and also applying for a court ruling that the bylaw is void or invalid. If the Company is unsuccessful in appealing the tax assessments, and if it is unsuccessful in the lawsuit against the City of Calgary, the Company would be required to pay the full amount of the 2002 assessment. The Company has recorded in these financial statements its best estimate of the amount eventually payable. Payment of the full amount would have a material impact on the Company’s results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Certain Factors Affecting Future Operating Results” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Forward-looking statements include, but are not limited to, discussions regarding the Company’s operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, in addition to those discussed elsewhere in this report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

–	successfully integrating past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

–	successful implementation of the Company’s operating and growth strategy, including possible strategic acquisitions;

–	fluctuations in quarterly operating results caused by a variety of factors including the timing of gains on sales of owned facilities, pre-opening costs, changes in the Company’s cost of borrowing, effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports and local, national and international economic conditions;

–	the ability of the Company to form and maintain its strategic relationships with certain large real estate owners and operators;

–	global and/or regional economic factors;

–	compliance with laws and regulations, including, without limitation, environmental, antitrust and consumer protection laws and regulations at the federal, state, local and international levels.

CRITICAL ACCOUNTING POLICIES

The Company makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The critical accounting policies and estimates used to prepare the unaudited consolidated financial statements included in this report are consistent with those used to prepare the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The accounting policies described in the notes to our audited consolidated financial statements, included as part of our Form 10-K, are those that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made, including estimates relating to deferred income tax assets, obligations to the former shareholders of DLC, and recoverable development costs. However, these estimates could change materially if different information or assumptions were used. The Company encourages you to review these notes in connection with the financial statements included in this report.

OVERVIEW

We operate parking facilities under three types of arrangements: leases, fee ownership and management contracts. Revenues consist of parking revenues from leased and owned facilities, and revenues earned in accordance with the terms of management contracts. Direct costs relate typically to leased and owned facilities and include rent, payroll and related benefits, maintenance, insurance, and general operating expenses. Direct costs also include expenses associated with management contracts that are not recoverable from the property owner.

     Revenue earned from each type of arrangement for the quarter and the number of facilities operated as at the end of each quarter, are as follows:

	Three Months Ended March 31

	2002		2001

	Revenue	# locations[1]	Revenue	# locations[1]

Leased	$19,199	558	$15,498	517
Managed	5,197	1,040	2,137	953
Owned	413	15	425	15

	$24,809	1,613	$18,060	1,485

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Total revenues for the first quarter of fiscal 2002 increased $6.7 million, or 37.4%, to $24.8 million from $18.1 million for the first quarter of fiscal 2001. The increase was due largely to an increase in revenue on leased facilities in the U.S., and includes the results for DLC Management Group, Inc. (“DLC”), which was acquired effective July 1, 2001.

Revenues from leased facilities for the first quarter of fiscal 2002 increased to $19.2 million from $15.5 million in the first quarter of fiscal 2001, an increase of $3.7 million or 23.9%. There was an increase of $4.1 million in the United States as

[1]	as at March 31

a result of starting operations in Atlanta (August 2001) and Chicago (November 2001) and the acquisition of DLC in Philadelphia (July 2001). This was offset by a $0.4 million decrease in leased revenue in Canada substantially due to a decline in the value of the Canadian dollar from an average rate for the first quarter of fiscal 2001 of C$1.53 (= US$1.00) to C$1.59 for the first quarter of 2002 on consistent Canadian dollar revenues.

Management contract revenues for the first quarter of fiscal 2002 increased by $3.1 million, or 143.2%, to $5.2 million from $2.1 million for the first quarter of fiscal 2001. This was principally due to the acquisition of DLC in July 2001.

Direct costs in the first quarter of 2002 increased to $20.0 million from $14.2 million in the first quarter of 2001, an increase of $5.8 million, or 40.8%. Of this increase, $2.5 million was attributable to higher rent expense and $3.3 million to other directs costs. Rent expense increased $2.5 million, or 25.5%, from $10.2 million for the first quarter of 2001 to $12.7 million for the first quarter of 2002. Rent as a percentage of leased revenues, increased to 66.1% in the first quarter of 2002 from 65.8% in the same quarter of 2001. The increase is due to many of the leases in the U.S. being in the first or second year of their terms. As we continue to operate these leased facilities, we would expect growth in revenue to exceed any growth in rent and, therefore, rent as a percentage of revenues would decline. The increase in other direct costs of $3.3 million, or 82.5%, from $4.0 million to $7.3 million, is due to the acquisition of DLC and the increase in revenues. Direct costs as a percentage of revenues increased to 80.8% in the first quarter of fiscal 2002 from 78.8% in the first quarter of fiscal 2001.

General and administrative expenses increased $0.8 million or 24.0% from $3.2 million for the first quarter of fiscal 2001 to $4.0 million for the first quarter of fiscal 2002. The increase in general and administrative expenses is due, in large part, to the acquisition of DLC, which added $0.7 million of general and administrative expenses, and due to continued expansion in the United States. General and administrative expenses, as a percentage of total revenues decreased to 15.9% for the first quarter of fiscal 2002 compared to 17.6% for the first quarter of fiscal 2001.

There was no amortization of goodwill in the first quarter of fiscal 2002, compared to $0.6 million for the first quarter of fiscal 2001. This is a result of adopting Financial Accounting Statement No. 142, which does not permit amortization of goodwill, but requires goodwill to be reviewed annually for any impairment in value. On adopting SFAS No. 142, an initial test for impairment in the book value of goodwill is required as at the date of adoption, January 1, 2002. We are in the process of determining the fair value of each of our reporting units and comparing that to their carrying values. We will have completed this step by June 30, 2002. To the extent that a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company’s statement of earnings.

Interest income decreased $0.1 million from $0.2 million for the first quarter of fiscal 2001 to $0.1 million for the first quarter of fiscal 2002 due to lower prevailing interest rates. Interest expense of $0.1 million was incurred in the first quarter of fiscal 2002 on the bank and other indebtedness to finance the DLC acquisition.

Income tax expense for fiscal 2002 includes our current tax liability for capital and state taxes, and a deferred tax expense as we utilize our previously recognized benefits of net operating losses for tax purposes in Canada. The deferred tax expense has been reduced by a deferred tax recovery for operating losses in the U.S. for fiscal 2002. The effect of offsetting losses in the U.S. at lower tax rates against profits in Canada at higher tax rates is to increase the effective tax rate for accounting purposes to 77% for deferred taxes on a consolidated basis for the first three months of fiscal 2002. There was no corresponding deferred tax expense in fiscal 2001, as we had not then recognized the Canadian tax losses for accounting purposes.

The loss for the first quarter of 2002 was $0.1 million — a decrease of $0.3 million from the first quarter loss in 2001 of $0.4 million. This decrease is primarily due to higher gross margin of $0.9 million and elimination of goodwill amortization of $0.6 million; offset by higher general and administrative expenses of $0.8 million; an increase in net interest expense of $0.2 million and higher income tax expense of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2002, we had cash and cash equivalents of $13.7 million. This represents an increase of $2.7 million for the first quarter of fiscal 2002 from the balance at December 31, 2001. The increase resulted from $4.2 million of cash generated from operations, offset by $1.3 million used in investing activities and $0.2 million used in financing activities.

The cash generated from operations for the first quarter of fiscal 2002 was $4.2 million compared to $6.5 million for the first quarter of fiscal 2001. The decrease of $2.3 million was largely due to changes in working capital items. Deferred revenue, which comprises parking revenue of season ticket holders received from the Giants and prepayment of monthly parking for April, was lower at March 31, 2002 than in 2001 due to receipts for season tickets sales being $0.3 million lower and due to fewer business days in March to pursue monthly parking payments as the Easter holiday weekend fell on the month-end. We expect that cash from these sources will be realized in April bringing year-to-date levels of cash from deferred revenue consistent with 2001. Another impact on working capital was related to the cash we collect and hold on management contracts. We typically remit this to landlords in the month following that in which we receive it. March 2001 was a particularly strong revenue month for management accounts with special events in Vancouver, BC and a transit strike in Calgary, Alberta. We also lost management contracts in Toronto, Ontario and Calgary, Alberta during the first quarter of 2002, which, although they had a minimal impact on earnings, resulted in one-time cash outflows of $0.3 million from remitting the receipts from the final month of operation to the landlords.

The cash used in investing activities during the first quarter of fiscal 2002 included $0.7 million used to acquire the rights to a parking lot lease and two management agreements in New York City, NY.

In April 2002, we reached a settlement with the contractor of the San Francisco Giants development regarding final costs. Under the settlement we are required to pay the contractor $1.4 million and, based on settling claims with a sub-contractor, a further amount of up to, but not exceeding, $150,000. We paid the settlement on May 1, 2002 from cash balances on hand. The settlement also provides for the cancellation of a $2.3 million letter of credit outstanding at March 31, 2002. This settlement was fully provided for in the March 31, 2002 consolidated financial statements.

At March 31, 2002 we had $3.8 million of bank debt outstanding. After borrowing these funds and using $3.2 million for outstanding letters of credit, we have $13.0 million remaining of a $20.0 million credit facility with HSBC Canada to fund working capital requirements, acquisitions and other capital investment opportunities. The cancellation of the letter of credit on settlement with the contractor mentioned above, will increase the amount available under the credit facility by $2.3 million.

In the next 12 months, we anticipate the working capital necessary to satisfy current obligations will be generated from operations, available cash, and our bank facility.

Depending on the timing and magnitude of future investment opportunities, which could be in the form of leased or purchased properties, joint ventures or acquisitions, we anticipate the cash required to come from operations, the bank credit facility, or an equity offering.

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

Interest Rates

The Company’s primary exposure to market risk consists of changes in interest rates on cash invested in short-term deposits. Changes in interest rates could impact the Company’s anticipated interest income.

Foreign Currency Exposure

We operate wholly owned subsidiaries in Canada. Total revenues from Canadian operations amounted to $12.6 million and $13.2 million for the three months ended March 31, 2002 and 2001, respectively. We intend to continue to invest in Canadian facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is limited as the Canadian dollar revenues have to date been significantly offset by Canadian dollar operating costs. In limited circumstances we have denominated Canadian contracts in U.S. dollars to limit currency exposure. Presently, we have no formal hedging programs and have no outstanding derivative contracts. We would consider implementing a hedging program if such risk materially increases.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

LITIGATION

The provision of services to the public entails an inherent risk of liability. We are engaged from time to time in routine litigation incidental to our business. Other than cases involving Eau Claire Market, Sterling Parking Ltd. and the City of Calgary in Calgary, Alberta, and The Weitz Company and Weitz Golf Construction, Inc. in San Francisco, California described below, there is no legal proceeding to which we are a party which, if decided adversely could materially harm our financial condition. We attempt to disclaim liability for personal injury in facilities we operate. We also carry liability insurance that we believe meets or exceeds industry standards as determined by our landlords. We can provide no assurances, however, that any future legal proceedings (including any related judgements, settlements or costs) will not have a material adverse effect on our financial condition, liquidity or results of operations. With the exception of the settlement of the lawsuit regarding the development of the Pacific Bell Park parking lots, there has been no material change in the status of the litigation described below since our annual report on Form 10-K.

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

Impark Canada is a defendant in a lawsuit brought by Sterling Parking Ltd., which was filed April 3, 2001 in the Queen’s Bench of Alberta. The suit involves an alleged breach by Impark Canada of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management by Impark Canada of certain Sterling lots in Calgary. The agreement prohibited Impark Canada from bidding on any Sterling lots while negotiations of such transaction were underway. During negotiations, Impark Canada successfully bid on two Sterling lots. The proposed transaction with Sterling was not completed. Sterling claims in the lawsuit that Impark Canada wrongfully bid on the two lots and an additional three lots, as well as improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $7.3 million (C$11.6 million). We believe that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. We have accrued at March 31, 2002 our best estimate of costs related to this action and believe that any damages awarded against Impark Canada will not have a material effect on our results.

Impark Canada commenced a lawsuit against the City of Calgary in Alberta, Canada in the Queen’s Bench of Alberta on April 12, 2001. The City of Calgary had earlier passed a business tax bylaw in 2001 imposing a revised method for calculating the business tax payable by commercial parking lot operators in that city. The new bylaw imposes a business tax on the basis of the square footage of the premises leased or operated, as opposed to the historical method of assessing business taxes on the basis of rent paid by the lessee. Impark Canada is applying for a court ruling that the 2001 bylaw is void for vagueness or that it is invalid because of its discriminatory effect. Impark Canada is also appealing the increased business taxes through the government assessment review process. We were unsuccessful in our first stage of appeal at the Calgary City Assessment Review Board, and are presently appealing this decision at the Alberta Municipal Government Board. In February 2002, the City of Calgary passed a 2002 Business Tax Bylaw, which approximately tripled the business tax for Impark operations in Calgary for the 2002 calendar year to approximately $0.9 million (C$1.5 million). We intend to appeal the 2002 assessment through the assessment review process, and also to amend our lawsuit against the City of Calgary to include the 2002 assessment. We believe that both the City’s 2001 and 2002 business tax bylaws are void and invalid. If we are unsuccessful in appealing the tax assessments, and if we are unsuccessful in our lawsuit against the City of Calgary, then we will not be entitled to the return of any portion of the 2001 business tax assessment, which we have already paid in 2001, and we will be required to pay the full amount of the 2002 business tax assessment, currently $0.9 million, for which we have partially accrued such amount at March 31, 2002 but the entire payment of which would materially impact our results.

On September 26, 2000, a lawsuit was filed by Ghilotti Brothers Construction Inc. (“Ghilotti”) in the Superior Court of California against Imperial Parking (U.S.), Inc. (a subsidiary of the Company and herein “Impark U.S.”), Weitz Golf Construction Inc. and the surety (the “Ghilotti Lawsuit”). The lawsuit alleges that Ghilotti incurred cost overruns of approximately $610,000 relating to the construction of the Pacific Bell Park parking lots in San Francisco in the winter and spring of 2000. On August 2, 2001, a separate and related lawsuit was filed in the Superior Court of California by Weitz Golf Construction, Inc. and The Weitz Company (collectively “Weitz”) against Impark U.S. and the surety (the “Weitz Lawsuit”). Weitz and Impark U.S. had entered into contracts in November 1998 relating to the demolition and construction of the Pacific Bell Park parking lots. Weitz was the general contractor and Ghilotti was a subcontractor. Weitz alleges that it incurred cost overruns related to both the demolition and construction, and that it also suffered damages from the release of certain mechanics liens that it had filed against the parking lots. Weitz claims damages in the aggregate of $3.2 million, which amount includes the amounts claimed by Ghilotti against Weitz and Impark U.S. in the Ghilotti Lawsuit. Both the Weitz Lawsuit and the Ghilotti Lawsuit have been stayed, pending final and binding arbitration involving all parties. On April 17, 2002, Impark U.S. entered into an agreement with Weitz to settle the Weitz Lawsuit. The material terms of the settlement agreement are that: (a) Impark U.S. has paid $1.4 million to Weitz on May 1, 2002, (b) Weitz will be solely responsible for resolving the Ghilotti Lawsuit, and Impark U.S. will reimburse Weitz up to $150,000 of the amounts paid by Weitz in connection with the final settlement or resolution of such lawsuit, based on a specified formula; (c) Weitz has discontinued the Weitz Lawsuit. Further, we sublease the parking lots from the China Basin Ballpark Company LLC (“CBBC”), pursuant to which CBBC is required to share in any cost overruns. We anticipate that a substantial amount of the amounts paid by Impark U.S. to Weitz in connection with the settlement agreement will be reimbursed to Impark U.S. by CBBC.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2002.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

Each exhibit listed below in the Index to Exhibits is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Index to Exhibits

Exhibit No.	Description

2.1	Form of Memorandum of Understanding regarding the Distribution between First Union Real Estate Equity and Mortgage Investments (“First Union”) and the Registrant (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

	3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

	3.2	Form of Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

	4.1	Specimen certificate for shares of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

	10.1	Form of 2000 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

	10.2	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000) and First Amendment to Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K as filed on March 26, 2002).

	10.3	Form of Huntzinger Employment Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

	10.4	Form of Wallner Employment Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

	10.5	Newsome Employment Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

	10.6	Form of $20.0 million Credit Facility (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K as filed on March 28, 2001).

	10.7	Restricted Stock Agreement for Annual Stock Grant to Directors (Incorporated by reference to Exhibit 10.11 on the Company’s Quarterly Report on Form 10-Q as filed on November 13, 2001).

	10.8	Amended and Restated Share Purchase Agreement between Imperial Parking (U.S.), Inc. and the shareholders of DLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on July 12, 2001).

	21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q as filed on November 13, 2001).

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PARKING CORPORATION

Date: May 10, 2002	By: /s/ J. Bruce Newsome J. Bruce Newsome Chief Financial Officer