Form 10-Q
period 2002-06-30
IMPERIAL PARKING CORP
filed 2002-08-14
CIK 1103389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended June 30, 2002

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 9, 2002 was 1,821,702.

INDEX
IMPERIAL PARKING CORPORATION

IMPERIAL PARKING CORPORATION

Consolidated Balance Sheets
Amounts in thousands of United States dollars, except share amounts

	June 30	December 31
	2002	2001

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$12,726	$10,991
Accounts receivable	5,647	6,875
Current portion of recoverable development costs	728	880
Inventory	871	781
Deposits and prepaid expenses	2,082	1,135
Deferred income taxes	2,517	2,412

Total current assets	24,571	23,074
Recoverable development costs	4,566	3,940
Fixed assets	14,891	14,661
Management and lease agreements	976	336
Other assets	3,257	2,975
Goodwill	46,439	44,259

	$94,700	$89,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Management accounts payable	$6,701	$7,288
Trade accounts payable and other accrued liabilities	4,704	5,007
Payable to employees and former employees	2,099	1,936
Sales tax payable	1,953	1,367
Bank indebtedness	3,667	3,900
Current portion of other long-term liabilities	1,479	1,204
Deferred revenue	3,009	2,081

Total current liabilities	23,612	22,783
Other long-term liabilities	5,150	4,921
Deferred income taxes	3,789	3,280

Total liabilities	32,551	30,984
Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized 1,821,702 shares issued and outstanding (2001 — 1,818,017)	18	18
Additional paid — in capital	60,803	60,718
Retained earnings	3,281	2,183
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1,953)	(4,658)

Total stockholders’ equity	62,149	58,261

	$94,700	$89,245

IMPERIAL PARKING CORPORATION

Consolidated Statements of Operations
(Unaudited)
Amounts in thousands of United States dollars, except per share amounts

	Three months ended June 30		Six months ended June 30

	2002	2001	2002	2001

Revenues
Parking and management contract	$28,317	$22,306	$53,126	$40,366
Reimbursement of management contract expenses	7,728	6,873	15,263	13,314

Total revenues	36,045	29,179	68,389	53,680

Direct costs
Cost of parking and management contracts	21,705	16,202	41,740	30,429
Reimbursed management contract expenses	7,728	6,873	15,263	13,314

Total direct costs	29,433	23,075	57,003	43,743

Gross margin	6,612	6,104	11,386	9,937
Other operating expenses:
General and administrative	3,920	3,485	7,870	6,671
Depreciation and amortization of management and lease agreements	569	583	1,133	1,118
Amortization of goodwill	—	554	—	1,113
Equity share of limited liability company losses	59	27	75	77

Total other operating expenses	4,548	4,649	9,078	8,979

Operating income	2,064	1,455	2,308	958
Other income (expenses)
Interest income	83	158	168	304
Interest expense	(115)	—	(230)	—

Other income (expense), net	(32)	158	(62)	304

Income before income taxes	2,032	1,613	2,246	1,262
Income tax expense
Current	121	32	232	57
Deferred	752	645	916	645

	873	677	1,148	702

Net income	$1,159	$936	$1,098	$560

Earnings per share:
Basic	$0.64	$0.52	$0.60	$0.31

Diluted	$0.61	$0.51	$0.57	$0.31

IMPERIAL PARKING CORPORATION

Consolidated Statement of Stockholders’ Equity
Amounts in Thousands of United States dollars, except number of common shares
(Unaudited)

					Foreign
	Common stock		Additional		currency
			paid-in	Retained	translation		Comprehensive
	Number	Amount	capital	earnings	adjustment	Total	income

Balance, December 31, 2001	1,818,017	$18	$60,718	$2,183	$(4,658)	$58,261
Net income	—	—	—	1,098	—	1,098	1,098
Foreign currency translation adjustment in period	—	—	—	—	2,705	2,705	2,705
Stock based compensation	—	—	24	—	—	24
Options exercised	3,685	—	61	—	—	61

Total stockholders’ equity at June 30, 2002	1,821,702	$18	$60,803	$3,281	$(1,953)	$62,149

Comprehensive income							$3,803

IMPERIAL PARKING CORPORATION

Consolidated Statements of Cash Flows
(Unaudited)

Amounts in thousands of United States dollars	Six Months Ended June 30

	2002	2001

Cash flows from operating activities:
Net income	1,098	560
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of management and lease agreements	1,133	1,118
Amortization of goodwill	—	1,113
Recovery of recoverable development costs	488	536
Equity share of limited liability company losses	75	77
Stock-based compensation	24	389
Non-cash interest expense	154	—
Deferred income taxes	916	645
Changes in non-cash working capital items, excluding acquisitions:
Restricted cash	—	418
Accounts receivable	1,334	(2)
Inventory	(50)	(38)
Deposits and prepaid expenses	(914)	(762)
Management accounts payable	(839)	657
Trade accounts payable and other accrued liabilities	124	(101)
Payable to employees and former employees	89	(637)
Sales tax payable	545	290
Deferred revenue	877	1,704

Net cash provided by operating activities	5,054	5,967

Cash flows from investing activities
Purchase of fixed assets	(658)	(1,110)
Increase in recoverable development costs	(1,478)	(147)
Change in other assets	(233)	96
Acquisition of management and lease agreements	(766)	—
Additional consideration on acquisition of parking business	(212)	—

Net cash used in investing activities	(3,347)	(1,161)

Cash flows from financing activities
Purchase of common shares	—	(543)
Exercise of stock options	61	—
Change in other liabilities	11	(39)
Change in bank indebtedness	(233)	3,900

Net cash used provided by (used in) financing activities	(161)	3,318

Effect of exchange rate changes on cash and cash equivalents	189	(115)

Increase in cash and cash equivalents	1,735	8,009
Cash and cash equivalents, beginning of period	10,991	5,615

Cash and cash equivalents, end of period	$12,726	$13,624

Supplementary information:
Interest paid	67	—
Income taxes paid	244	95

IMPERIAL PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Imperial Parking Corporation (“Impark”) do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results from operations and cash flows as at June 30, 2002, and for all periods presented, have been included. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in Impark’s annual report on Form 10-K for the fiscal year ended December 31, 2001. Except as indicated below, the principles applied in the preparation of these interim consolidated financial statements are consistent with those applied in the consolidated financial statements included in the annual report on Form 10-K. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may by expected for the fiscal year ending December 31, 2002.

Effective January 1, 2002, the Company adopted the recommendations of the Financial Accounting Statement No.142, “Goodwill and Other Intangible Assets” (notes 4 and 5).

Effective January 1, 2002, the Company has also adopted the guidelines of the Financial Accounting Standards Board (“FASB”) staff announcement in November 2001 regarding reimbursements received for out-of-pocket expenses (EITF 01-14). Comparative financial statements for prior periods have been reclassified to comply with these guidelines (note 3).

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30

	2002			2001

	Income available	Common shares	Per share	Income available	Common shares	Per share
	($000's)	($000's)	amount	($000's)	($000's)	amount

Basic earnings per share
Net income	$1,159	1,820	$0.64	$936	1,812	$0.52
Effect of dilutive stock options	—	96	(0.03)	—	31	(0.01)

Diluted earnings per share	$1,159	1,916	$0.61	$936	1,843	$0.51

	Six Months Ended June 30

	2002			2001

	Income available	Common shares	Per share	Income available	Common shares	Per share
	($000's)	($000's)	amount	($000's)	($000's)	amount

Basic earnings per share
Net income	$1,098	1,820	$0.60	$560	1,817	$0.31
Effect of dilutive stock options	—	117	(0.03)	—	16	—

Diluted earnings per share	$1,098	1,937	$0.57	$560	1,833	$0.31

3. REVENUE

In response to a FASB staff announcement in November 2001, the Company has recorded the reimbursement of costs incurred on behalf of managed parking facilities as revenue from reimbursement of management contract expenses, and the costs incurred on behalf of the owners of managed parking facilities as reimbursed management contract expenses. These costs relate primarily to payroll and other operating costs of managed parking facilities where the Company is the manager of the facility. Comparative financial statements for prior periods were reclassified to conform with the presentation in the 2002 financial statements.

4. GOODWILL

In June 2001, the FASB issued SFAS No.141, “Business Combinations”, and SFAS No.142, “Goodwill and Other Intangible Assets”. SFAS No.141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No.142 requires, in part, that recorded goodwill be tested at least annually for impairment rather than being amortized over the estimated useful life of the underlying business. The Company adopted the provisions of SFAS No.141 as of July 1, 2001, and SFAS No.142 is effective January 1, 2002. Goodwill acquired in a purchase business combination completed after June 30, 2001, but before SFAS No.142 was adopted in full, was not amortized. Goodwill acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No.142. Accordingly, amortization of goodwill ceased as of January 1, 2002. Upon adoption of SFAS No.142, the Company evaluated its existing intangible assets and goodwill that were acquired in purchase business combinations, and considered whether any necessary reclassifications were required in order to conform with the new classification criteria in SFAS No.141 for recognition separate from goodwill. No such reclassifications were required.

In connection with the transitional goodwill impairment evaluation, SFAS No.142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. As a result of this process, the Company has identified reporting units by geographical operations for Canada and the United States. Within the United States, separate reporting units have been identified based on operational characteristics and, as they are one level below an operating segment, discrete financial information exists and segment management directly reviews these units. The Company has determined the fair value of its reporting units and compared them to each reporting unit’s carrying amount. As the fair value of each of the company’s reporting unit’s exceeded their carrying value, there was no indication that any reporting unit’s goodwill was impaired. Therefore the Company was not required to perform the second step of the transitional impairment test.

As of June 30, 2002, the Company’s unamortized goodwill amounted to $46.4 million. The effects of adoption of SFAS No.142 on results of operations for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Reported net income	$1,159	$936	$1,098	$560
Add back: Goodwill amortization	—	554	—	1,113

Adjusted net income	$1,159	$1,490	$1,098	$1,673

Basic earnings per share:
Reported net income	$0.64	$0.52	$0.60	$0.31
Goodwill amortization	—	0.30	—	0.61

Adjusted net income per share	$0.64	$0.82	$0.60	$0.92

Diluted earnings per share:
Reported net income	$0.61	$0.51	$0.57	$0.31
Goodwill amortization	—	0.30	—	0.60

Adjusted net income per share	$0.61	$0.81	$0.57	$0.91

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 is as follows:

	Canada	U.S.	Total

Balances as at December 31, 2001	35,591	8,668	44,259
Adjustment	—	487	487
Effect of foreign currency	1,693	—	1,693

Goodwill as at June 30, 2002	$37,284	$9,155	$46,439

5. MANAGEMENT AND LEASE AGREEMENTS

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

	June 30, 2002	December 31, 2001

Cost	1,916	1,140
Accumulated amortization	(940)	(804)

	$976	$336

6. BUSINESS SEGMENTS

Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the revenue, operating result and assets for these geographic regions.

	Three Months Ended June 30

	2002			2001

	Canada	U.S.	Total	Canada	U.S.	Total

Revenue (excluding reimbursement of expenses)	$13,449	$14,868	$28,317	$13,980	$8,326	$22,306
Total revenue	18,794	17,251	36,045	19,627	9,552	29,179
Depreciation and amortization	292	277	569	934	203	1,137
Operating income	2,049	15	2,064	1,315	140	1,455
Income tax expense	626	247	873	636	41	677
Goodwill	37,284	9,155	46,439	38,301	1,417	39,718
Long-lived assets	14,644	4,480	19,124	14,532	2,529	17,061
Total assets	61,901	32,799	94,700	64,679	21,231	85,910

	Six Months Ended June 30

	2002			2001

	Canada	U.S.	Total	Canada	U.S.	Total

Revenue (excluding reimbursement of expenses)	$26,052	$27,074	$53,126	$27,159	$13,207	$40,366
Total revenue	36,758	31,631	68,389	38,239	15,441	53,680
Depreciation and amortization	589	544	1,133	1,853	378	2,231
Operating income (loss)	3,453	(1,145)	2,308	2,149	(1,191)	958
Income tax expense (recovery)	1,144	4	1,148	1,128	(426)	702
Goodwill	37,284	9,155	46,439	38,301	1,417	39,718
Long-lived assets	14,644	4,480	19,124	14,532	2,529	17,061
Total assets	61,901	32,799	94,700	64,679	21,231	85,910

7. CONTINGENCIES

The Company is the defendant in a lawsuit filed by Sterling Parking Ltd. (“Sterling”) in April 2001. Sterling is claiming damages of $7.3 million (Canadian $11.6 million) as a result of a failed agreement to manage certain of Sterling’s locations by Impark. The Company believes that the claim is largely without merit and, regardless, the amount claimed is excessive. The Company will defend itself against the claim. The Company has accrued at June 30, 2002 its best estimate of the costs related to this action, but in the event the Company is unsuccessful, any damages awarded to Sterling in excess of this amount could have a material effect on our financial position or results of operations.

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

The following important factors, in addition to those discussed elsewhere in this report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

•	successfully integrating past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

•	successful implementation of the Company’s operating and growth strategy, including possible strategic acquisitions;

•	fluctuations in quarterly operating results caused by a variety of factors including the timing of gains on sales of owned facilities, pre-opening costs, changes in the Company’s cost of borrowing, effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports and local, national and international economic conditions;

•	the ability of the Company to form and maintain its strategic relationships with certain large real estate owners and operators;

•	global and/or regional economic factors; and

•	compliance with laws and regulations, including, without limitation, environmental, antitrust and consumer protection laws and regulations at the federal, state, local and international levels.

CRITICAL ACCOUNTING POLICIES

The Company makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The critical accounting policies and estimates used to prepare the unaudited consolidated financial statements included in this report are, except as described in notes 3 and 4 of the financial statements, consistent with those used to prepare the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The accounting policies described in the notes to our audited consolidated financial statements, included as part of our Form 10-K, are those that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made, including estimates relating to deferred income tax assets, obligations to the former shareholders of DLC Management Group, Inc. (“DLC”), recoverable development costs, and valuation of goodwill. However, these estimates could change materially if different information or assumptions were used. The Company encourages you to review these notes in connection with the financial statements included in this report.

OVERVIEW

We operate parking facilities under three types of arrangements: leases, fee ownership and management contracts. Revenues (excluding reimbursement of expenses) consist of parking revenues from leased and owned facilities, and revenues earned in accordance with the terms of management contracts. Direct costs (excluding reimbursed expenses) relate typically to leased and owned facilities and include rent, payroll and related benefits, maintenance, insurance, and general operating expenses. Direct costs also include expenses associated with management contracts that are not recoverable from the property owner.

Revenue (excluding reimbursement of expenses) earned from each type of arrangement for the quarter and the number of facilities operated as at the end of each quarter, are as follows:

			Revenue

	# of locations as at June 30		Three months ended June 30		Six months ended June 30

	2002	2001	2002	2001	2002	2001

Leased	572	525	$22,797	$19,712	$41,996	$35,277
Managed	1,031	961	5,079	2,180	10,276	4,276
Owned	15	15	441	414	854	813

	1,618	1,501	$28,317	$22,306	$53,126	$40,366

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Total revenues (excluding reimbursement of expenses) for the second quarter of fiscal 2002 increased $6.0 million, or 26.9%, to $28.3 million from $22.3 million for the second quarter of fiscal 2001. The increase was due largely to an increase in revenue on leased facilities in the U.S., and includes the results for DLC, which was acquired effective July 1, 2001.

Revenues from leased facilities for the second quarter of fiscal 2002 increased to $22.8 million from $19.7 million in the second quarter of fiscal 2001, an increase of $3.1 million or 15.7%. There was an increase of $3.6 million in the United States as a result of starting operations in Atlanta (August 2001) and Chicago (November 2001) and the acquisition of DLC in Philadelphia (July 2001). This was offset by a $0.5 million decrease in leased revenue in Canada. Leased revenue in Canada in the second quarter of fiscal 2001 included the recovery of $0.2 million for taxes previously provided on parking violation revenue. The remainder of the decrease in leased revenue in Canada primarily was due to lower revenue in Calgary, Alberta from traffic disruption caused by the G8 summit in June 2002, and the second quarter of fiscal 2001 benefiting from a public transit strike that ended in April 2001.

Uncertainty exists over whether there will be a players’ strike in major league baseball. This may take place in the third quarter of fiscal 2002 and continue into 2003, or later, until a settlement is reached. If this dispute, or related events, results in any disruption to scheduled baseball games, our revenues, and results of operations, could be materially and adversely impacted.

Management contract revenues for the second quarter of fiscal 2002 increased by $2.9 million, or 133.0%, to $5.1 million from $2.2 million for the second quarter of fiscal 2001. This was principally due to the acquisition of DLC in July 2001.

Direct costs (excluding reimbursed expenses) in the second quarter of 2002 increased to $21.7 million from $16.2 million in the second quarter of 2001, an increase of $5.5 million, or 34.0%. Of this increase, $2.1 million was attributable to higher rent expense and $3.4 million to other directs costs. Rent expense increased $2.1 million, or 17.6%, from $12.0 million for the second quarter of 2001 to $14.1 million for the second quarter of 2002. Rent as a percentage of leased revenues, increased to 61.9% in the second quarter of 2002 from 60.9% in the same quarter of 2001. The increase is due to many of the leases in the U.S. being in the first or second year of their terms. As we continue to operate these leased facilities, we would expect growth in revenue to exceed any growth in rent and, therefore, rent as a percentage of revenues would decline. The increase in other direct costs of $3.4 million, or 81.0%, from $4.2 million to $7.6 million, is due primarily to the acquisition of DLC and the increase in revenues. Direct costs as a percentage of revenues (excluding reimbursement of expenses) increased to 76.7% in the second quarter of fiscal 2002 from 72.6% in the second quarter of fiscal 2001.

We are appealing our 2002 business tax assessment for our operations in Calgary, Alberta. We have also applied for a court ruling that the applicable business tax bylaw is void or invalid. The assessment for 2002 of approximately $0.9 million is three times the amount of our assessment for 2001 of approximately $0.3 million. We have accrued at June 30, 2002 our estimate of the amount we consider to be eventually payable. Payment of the full amount would have a materially adverse impact on our results of operations and cash flows through increased direct costs. We have provided further details of this issue in this quarterly report in Part II Item 1 Legal Proceedings.

General and administrative expenses increased $0.4 million, or 12.5%, from $3.5 million for the second quarter of fiscal 2001 to $3.9 million for the second quarter of fiscal 2002. The increase in general and administrative expenses is due, in large part, to the acquisition of DLC, which added $0.7 million of general and administrative expenses. This was offset by a decrease of $0.3 million in stock compensation expense from $0.2 million in the second quarter of fiscal 2001 to a recovery of $0.1 million in the second quarter of fiscal 2002, as the result of a decline in our stock price during the second quarter of 2002. General and administrative expenses, as a percentage of total revenues (excluding reimbursement of expenses), decreased to 13.8 % for the second quarter of fiscal 2002 compared to 15.6 % for the second quarter of fiscal 2001.

There was no amortization of goodwill in the second quarter of fiscal 2002, compared to $0.6 million for the second quarter of fiscal 2001. This is a result of adopting Financial Accounting Statement No. 142, which does not permit amortization of goodwill, but requires goodwill to be reviewed annually for any impairment in value. On adopting SFAS No. 142, an initial test for impairment in the book value of goodwill is required as at the date of adoption, January 1, 2002. During the second quarter of 2002, we completed the process of determining the fair value of each of our reporting units and comparing that to their carrying values. We concluded from this initial test that the fair market value of each of our units exceeded their carrying values, and no further work was required to test for impairment in the book value of goodwill at January 1, 2002. We will complete an annual test for impairment in the book value of goodwill in the fourth quarter of each fiscal year, commencing with fiscal 2002.

Interest income decreased $0.1 million from $0.2 million for the second quarter of fiscal 2001 to $0.1 million for the second quarter of fiscal 2002 due to lower prevailing interest rates. Interest expense of $0.1 million was incurred in the second quarter of fiscal 2002 on the bank and other indebtedness to finance the DLC acquisition.

Income tax expense for fiscal 2002 includes our current tax liability for capital and state taxes, and a deferred tax expense as we utilize our previously recognized benefits of net operating losses for tax purposes in Canada.

The net income for the second quarter of 2002 was $1.2 million — an increase of $0.3 million from the second quarter earnings in 2001 of $0.9 million. This increase is primarily due to higher gross margin of $0.5 million and discontinuation of goodwill amortization of $0.6 million; offset by higher general and administrative expenses of $0.4 million; an increase in net interest expense of $0.2 million and higher income tax expense of $0.2 million.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Total revenues (excluding reimbursement of expenses) for the first six months of fiscal 2002 increased $12.7 million, or 31.6%, to $53.1 million from $40.4 million for the first six months of fiscal 2001. The increase was due largely to an increase in revenue on leased facilities in the U.S., and includes the results for DLC, which was acquired effective July 1, 2001.

Revenues from leased facilities for the first six months of fiscal 2002 increased to $42.0 million from $35.3 million in the first six months of fiscal 2001, an increase of $6.7 million or 19.0%. There was an increase of $7.5 million in the United States as a result of starting operations in Atlanta (August 2001) and Chicago (November 2001) and the acquisition of DLC in Philadelphia (July 2001). This was offset by a $0.8 million decrease in leased revenue in Canada substantially due to a decline in the value of the Canadian dollar from an average rate for the first six months of fiscal 2001 of C$1.53 (= US$1.00) to C$1.57 for the first six months of 2002, and to higher traffic volumes in the first six months of fiscal 2001 as a result of public transit strikes in Calgary, Alberta and Vancouver, B.C. Leased revenue in Canada for the first six months of fiscal 2001 also included the recovery of $0.2 million for taxes previously provided on parking violation revenue.

Uncertainty exists over whether there will be a players’ strike in major league baseball. This may take place in the third quarter of fiscal 2002 and continue into 2003, or later, until a settlement is reached. If this dispute, or related events, results in any disruption to scheduled baseball games, our revenues, and results of operations, could be materially and adversely impacted.

Management contract revenues for the first six months of fiscal 2002 increased by $6.0 million, or 140.3%, to $10.3 million from $4.3 million for the first six months of fiscal 2001. This was principally due to the acquisition of DLC in July 2001.

Direct costs (excluding reimbursed expenses) in the first six months of 2002 increased to $41.7 million from $30.4 million in the first six months of 2001, an increase of $11.3 million, or 37.2%. Of this increase, $4.7 million was attributable to higher rent expense and $6.6 million to other directs costs. Rent expense increased $4.7 million, or 21.0%, from $22.2 million for the first six months of 2001 to $26.9 million for the first six months of 2002. Rent as a percentage of leased revenues, increased to 63.9% in the first six months of 2002 from 62.9% for the first six months of 2001. The increase is due to many of the leases in the U.S. being in the first or second year of their terms. As we continue to operate these leased facilities, we would expect growth in revenue to exceed any growth in rent and, therefore, rent as a percentage of revenues would decline. The increase in other direct costs of $6.6 million, or 80.8%, from $8.2 million to $14.8 million, is due to the acquisition of DLC and the increase in revenues. Direct costs as a percentage of revenues (excluding reimbursement of expenses) increased to 78.6% in the first six months of fiscal 2002 from 75.4% in the first six months of fiscal 2001.

We are appealing our 2002 business tax assessment for our operations in Calgary, Alberta. We have also applied for a court ruling that the applicable business tax bylaw is void or invalid. The assessment for 2002 of approximately $0.9 million is three times the amount of our assessment for 2001 of approximately $0.3 million. We have accrued at June 30, 2002 our estimate of the amount we consider to be eventually payable. Payment of the full amount would have a materially adverse impact on our results of operations and cash flows through increased direct costs. We have provided further details of this issue in this quarterly report in Part II Item 1 Legal Proceedings.

General and administrative expenses increased $1.2 million, or 18.0%, from $6.7 million for the first six months of fiscal 2001 to $7.9 million for the first six months of fiscal 2002. The increase in general and administrative expenses is due, in large part, to the acquisition of DLC, which added $1.3 million of general and administrative expenses. This was offset by a decrease in stock compensation expense of $0.4 million from $0.4 million for the first six months of fiscal 2001 to only $24,000 for the first six months of fiscal 2002, as the result of a decline in our stock price. General and administrative expenses, as a percentage of total revenues (excluding reimbursement of expenses), decreased to 14.8% for the first six months of fiscal 2002 compared to 16.5 % for the first six months of fiscal 2001.

There was no amortization of goodwill in the first six months of fiscal 2002, compared to $1.1 million for the first six months of fiscal 2001. This is a result of adopting Financial Accounting Statement No. 142, which does not permit amortization of goodwill, but requires goodwill to be reviewed annually for any impairment in value. On adopting SFAS No. 142, an initial test for impairment in the book value of goodwill is required as at the date of adoption, January 1, 2002. During the first six months of 2002, we completed the process of determining the fair value of each of our reporting units and comparing that to their carrying values. We concluded from this initial test that the fair market value of each of our units exceeded their carrying values, and no further work was required to test for impairment in the book value of goodwill at January 1, 2002. We will complete an annual test for impairment in the book value of goodwill in the fourth quarter of each fiscal year, commencing with fiscal 2002.

Interest income decreased $0.1 million from $0.3 million for the first six months of fiscal 2001 to $0.2 million for the first six months of fiscal 2002 due to lower prevailing interest rates. Interest expense of $0.2 million was incurred in the first six months of fiscal 2002 on the bank and other indebtedness to finance the DLC acquisition.

Income tax expense for fiscal 2002 includes our current tax liability for capital and state taxes, and a deferred tax expense as we utilize our previously recognized benefits of net operating losses for tax purposes in Canada. The deferred tax expense has been reduced by a deferred tax recovery for operating losses in the U.S. for fiscal 2002. The effect of offsetting losses in the U.S. at lower tax rates against profits in Canada at higher tax rates is to increase the effective tax rate for accounting purposes to 51% on a consolidated basis for the first six months of fiscal 2002.

The net income for the first six months of 2002 was $1.1 million — an increase of $0.5 million from the net income for the first six months in 2001 of $0.6 million. This increase is primarily due to higher gross margin of $1.4 million and discontinuation of goodwill amortization of $1.1 million; offset by higher general and administrative expenses of $1.2 million; an increase in net interest expense of $0.4 million and higher income tax expense of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2002, we had cash and cash equivalents of $12.7 million. This represents an increase of $1.7 million for the first six months of fiscal 2002 from the balance at December 31, 2001. The increase resulted from $5.0 million of cash generated from operations and $0.2 million from exchange rate changes, offset by $3.3 million used in investing activities and $0.2 million used in financing activities.

The cash used in investing activities during the first quarter of fiscal 2002 included $0.7 million used to acquire the rights to a parking lot lease and two management agreements in New York City, NY.

In April 2002, we reached a settlement with the contractor of the San Francisco Giants development regarding final costs. Under the settlement we paid the contractor $1.4 million and, based on settling claims with a sub-contractor, we are required to pay a further amount of up to, but not exceeding, $150,000. The settlement also resulted in the cancellation of a previously outstanding letter of credit for $2.3 million.

At June 30, 2002, we had $3.7 million of bank debt outstanding. After borrowing these funds and using $1.2 million for outstanding letters of credit, we have $15.1 million remaining of a $20.0 million credit facility with HSBC Canada to fund working capital requirements, acquisitions and other capital investment opportunities.

The first year of operations from our acquisition of DLC was completed on June 30, 2002 and, accordingly, we are scheduled to make our first of five annual deferred payments to the former shareholders of DLC. The payment amount is calculated pursuant to the Amended and Restated Share Purchase Agreement (Exhibit 10.8) and is based on the earnings of the acquired operations for the year ended June 30, 2002. We expect to pay the first annual amount on or around September 30, 2002. We estimate the amount payable to be $1.5 million, which has been accrued at June 30, 2002.

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

Foreign Currency Exposure

We operate wholly owned subsidiaries in Canada. Total revenues (excluding reimbursement of expenses) from Canadian operations amounted to $13.4 million and $14.0 million for the three months ended June 30, 2002 and 2001, respectively, and $26.1 million and $27.2 million for the six months ended June 30, 2002 and 2001, respectively. We intend to continue to invest in Canadian facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is limited as the Canadian dollar revenues have to date been significantly offset by Canadian dollar operating costs. In limited circumstances we have denominated Canadian contracts in U.S. dollars to limit currency exposure. Presently, we have no formal hedging programs and have no outstanding derivative contracts. We would consider implementing a hedging program if such risk materially increases.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The provision of services to the public entails an inherent risk of liability. We are engaged from time to time in routine litigation incidental to our business. Other than cases involving Eau Claire Market, Sterling Parking Ltd., the City of Calgary in Calgary, Alberta, and The Weitz Company and Weitz Golf Construction, Inc. described below, there is no legal proceeding to which we are a party which, if decided adversely we anticipate could have a material adverse effect on our results of operation or financial condition. We attempt to disclaim liability for personal injury in facilities we operate. We also carry liability insurance that we believe meets or exceeds industry standards as determined by our landlords. We can provide no assurances, however, that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on our financial condition, liquidity or results of operations. There has been no material change in the status of the litigation described below since our quarterly report on Form 10-Q for the quarter ended March 31, 2002.

The Eau Claire Market litigation was filed in the Queen’s Bench of Alberta on August 20, 1998. It involves a claim against a property in which Imperial Parking Canada Corporation (“Impark Canada”), a subsidiary of the Company and successor to Imperial Parking Limited by amalgamation, is the lessee. The plaintiff MP Acquisitions Ltd. purchased the property and asserts that it did not receive full disclosure of the terms of the Impark Canada lease. The plaintiff claims that, as a result, it is entitled to priority over Impark Canada’s lease and to possession of the property. We believe that this claim is without merit. If, however, we do not prevail in the litigation, we may be forced to renegotiate the lease with the landlord, in which case the rent could be substantially increased, and any such increase could materially impact our results. The parties are currently in pre-trial proceedings. A trial has been scheduled to begin on February 28, 2003.

Impark Canada is a defendant in a lawsuit brought by Newcourt Financial Ltd. (“Newcourt”) as the assignee of Oracle Corporation Canada Inc. (“Oracle”). The suit was filed in Ontario Superior Court on June 11, 1999. The co-defendant is First Union Management, Inc. (“FUMI”). At the time of the material events alleged in the lawsuit, FUMI was an affiliate of Impark Canada. The lawsuit alleges that Impark Canada and FUMI owe approximately $825,000 under a software licence and services agreement, plus interest and legal costs. We believe the claim is largely without merit. In response to the claim, Impark Canada and FUMI have commenced their own action in British Columbia, seeking a declaration that no amounts are owing to either Newcourt or Oracle under the license and services agreement. The Ontario lawsuit has been stayed pending the resolution of the B.C. action. The B.C. action is in pre-trial proceedings. No trial date has been scheduled. First Union Real Estate Equity and Mortgage Investments (“FUR”) has agreed in writing to indemnify Impark Canada with respect to all liabilities and damages that may be incurred by Impark with respect to this claim. FUR is an affiliate of FUMI and is publicly listed on the New York Stock Exchange.

Impark Canada is a defendant in a lawsuit brought by Sterling Parking Ltd., which was filed April 3, 2001 in the Queen’s Bench of Alberta. The suit involves an alleged breach by Impark Canada of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management by Impark Canada of certain Sterling lots in Calgary. The agreement prohibited Impark Canada from bidding on any Sterling lots while negotiations of such transaction were underway. During negotiations, Impark Canada successfully bid on two Sterling lots. The proposed transaction with Sterling was not completed. Sterling claims in the lawsuit that Impark Canada wrongfully bid on the two lots and an additional three lots, as well as improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $7.3 million (C$11.6 million). We believe that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. We have accrued at June 30, 2002 our best estimate of costs related to this action; however; any damages awarded against Impark Canada in excess of this amount could have a material effect on our financial position and results of operation.

Impark Canada commenced a lawsuit against the City of Calgary in Alberta, Canada in the Queen’s Bench of Alberta on April 12, 2001. The City of Calgary had earlier passed a business tax bylaw in 2001 imposing a revised method for calculating the business tax payable by commercial parking lot operators in that city. The new bylaw imposes a business tax on the basis of the square footage of the premises leased or operated, as opposed to the historical method of assessing business taxes on the basis of rent paid by the lessee. Impark Canada is applying for a court ruling that the 2001 bylaw is void for vagueness or that it is invalid because of its discriminatory effect. Impark Canada is also appealing the increased business taxes through the government assessment review process. We were unsuccessful in our first stage of appeal of the 2001 business taxes at the Calgary City Assessment Review Board (“ARB”), and appealed this decision at the Alberta Municipal Government Board (“MGB”). We are awaiting the decision of MGB. In February 2002, the City of Calgary passed a 2002 Business Tax Bylaw, which approximately tripled the business tax for Impark operations in Calgary for the 2002 calendar year to approximately $0.9 million (C$1.5 million). We were unsuccessful in our first stage of appeal of the 2002 business taxes at the ARB, and intend to appeal this decision at the MGB. We have also amended our lawsuit against the City of Calgary to include the 2002 assessment. The lawsuit is currently in pre-trial proceedings and no trial date has been set. We believe that both the City’s 2001 and 2002 business tax bylaws are void and invalid. If we are unsuccessful in appealing the tax assessments, and if we are unsuccessful in our lawsuit against the City of Calgary, then we will not be entitled to the return of any portion of the 2001 business tax assessment, which we have already paid in 2001, and we will be required to pay the full amount of the 2002 business tax assessment, currently $0.9 million, for which we have partially accrued such amount at June 30, 2002 but the entire payment of which would materially impact our results.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Our Annual Meeting of Stockholders was held at the Martinique on Broadway Holiday Inn Hotel, 49 West 32nd Street, New York, New York, on May 17, 2002. The following matters were submitted to a vote:

1.	The stockholders elected each of the following nominees as a Class II director to hold office until the Annual Meeting of Stockholders in 2005, or until their respective successors are duly elected and qualified.

	For	Against	Abstained

Charles E. Huntzinger	1,610,180	—	22,511
Talton R. Embry	1,628,235	—	4,456
David J. Woods	1,627,385	—	5,306

2.	The stockholders ratified the appointment of KPMG LLP as the company’s independent public accountant for the fiscal year ending December 31, 2002 (with 1,630,524 votes in favour, 1,181 votes against, and 986 votes abstained).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

Each exhibit listed below in the Index to Exhibits is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Index to Exhibits

Exhibit No.	Description
2.1	Memorandum of Understanding regarding the Distribution between First Union Real Estate Equity and Mortgage Investments (“First Union”) and the Registrant (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000)

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000)

4.1	Specimen certificate for shares of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000)

10.1	2000 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000)

10.2	Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000) and First Amendment to Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K as filed on March 26, 2002)

10.3	Huntzinger Employment Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000)

10.4	Wallner Employment Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000)

10.5	Newsome Employment Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000)

10.6	$20.0 million Credit Facility (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K as filed on March 28, 2001)

10.7	Restricted Stock Agreement for Annual Stock Grant to Directors (Incorporated by reference to Exhibit 10.11 on the Company’s Quarterly Report on Form 10-Q as filed on November 13, 2001)

10.8	Amended and Restated Share Purchase Agreement between Imperial Parking (U.S.), Inc. and the shareholders of DLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on July 12, 2001)

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q as filed on November 13, 2001)

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2002.

                         June 18, 2002 — Item 5. Other events — Presentations to Analysts or Other Financial Institutions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PARKING CORPORATION

Date: August 9, 2002	By: /s/ J. Bruce Newsome J. Bruce Newsome Chief Financial Officer

CERTIFICATIONS

As required by 18 U.S.C. Section 1350, I, Charles Huntzinger, the Chief Executive Officer of the Registrant, hereby certify that:

1.     this Quarterly Report on Form10-Q for the period ended June 30, 2002, fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, and

2.     the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 9, 2002	/s/ Charles Huntzinger Chief Executive Officer

As required by 18 U.S.C. Section 1350, I, J. Bruce Newsome, the Chief Financial Officer of the Registrant, hereby certify that:

1.     this Quarterly Report on Form10-Q for the period ended June 30, 2002, fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, and

2.     the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 9, 2002	/s/ J. Bruce Newsome Chief Financial Officer