Form 10-Q
period 2002-09-30
IMPERIAL PARKING CORP
filed 2002-11-13
CIK 1103389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From to

Commission File Number 1-15629

IMPERIAL PARKING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	91-2161409

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West Cordova Street, Suite 300 Vancouver, BC Canada	V6B 1G1

(Address of principal executive offices)	(Zip Code)

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

Yes	☒	No	☐

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 5, 2002 was 1,821,889.

INDEX
IMPERIAL PARKING CORPORATION

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated balance sheets --September 30, 2002 and December 31, 2001	3
	Consolidated statements of operations
	--three and nine months ended September 30, 2002 and 2001	4
	Consolidated statement of stockholders' equity
	--nine months ended September 30, 2002	5
	Consolidated statements of cash flows
	--nine months ended September 30, 2002 and 2001	6
	Notes to consolidated financial statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16
Item 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		21
Certifications		22

IMPERIAL PARKING CORPORATION
Consolidated Balance Sheets
Amounts in thousands of United States dollars, except share amounts

	September 30	December 31
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,303	$10,991
Accounts receivable	6,177	6,875
Current portion of recoverable development costs	811	880
Inventory	765	781
Deposits and prepaid expenses	1,666	1,135
Deferred income taxes	1,797	2,412

Total current assets	24,519	23,074
Recoverable development costs	2,585	3,940
Fixed assets	14,202	14,661
Management and lease agreements	891	336
Other assets	4,154	2,975
Goodwill	45,009	44,259

	$91,360	$89,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Management accounts payable	$7,880	$7,288
Trade accounts payable and other accrued liabilities	3,836	5,007
Payable to employees and former employees	2,477	1,936
Sales tax payable	1,932	1,367
Bank indebtedness	3,503	3,900
Current portion of other long-term liabilities	1,204	1,204
Deferred revenue	1,843	2,081

Total current liabilities	22,675	22,783
Other long-term liabilities	4,114	4,921
Deferred income taxes	3,926	3,280

Total liabilities	30,715	30,984
Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized
1,821,889 shares issued and outstanding (2001 – 1,818,017)	18	18
Additional paid – in capital	60,726	60,718
Retained earnings	4,007	2,183
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,106)	(4,658)

Total stockholders’ equity	60,645	58,261

	$91,360	$89,245

IMPERIAL PARKING CORPORATION
Consolidated Statements of Operations
(Unaudited)
Amounts in thousands of United States dollars, except per share amounts

	Three months ended		Nine months ended

	September 30		September 30

	2002	2001	2002	2001

Revenues
Parking and management contract	$28,615	$25,211	$81,741	$65,577
Reimbursement of management contract expenses	7,528	7,259	22,791	20,573

Total revenues	36,143	32,470	104,532	86,150

Direct costs
Cost of parking and management contracts	22,583	19,664	64,323	50,093
Reimbursed management contract expenses	7,528	7,259	22,791	20,573

Total direct costs	30,111	26,923	87,114	70,666

Gross margin	6,032	5,547	17,418	15,484
Other operating expenses:
General and administrative	3,962	3,839	11,833	10,510
Depreciation and amortization of management and lease agreements	600	624	1,733	1,742
Amortization of goodwill	—	552	—	1,665
Equity share of limited liability company losses	9	37	84	114

Total other operating expenses	4,571	5,052	13,650	14,031

Operating income	1,461	495	3,768	1,453
Other income (expenses)
Interest income	229	151	397	455
Interest expense	(93)	(154)	(323)	(154)

Other income (expense), net	136	(3)	74	301

Income before income taxes	1,597	492	3,842	1,754
Income tax expense
Current	76	16	308	73
Deferred	795	184	1,710	829

	871	200	2,018	902

Net income	$726	$292	$1,824	$852

Earnings per share:
Basic	$0.40	$0.16	$1.00	$0.47

Diluted	$0.38	$0.15	$0.95	$0.46

IMPERIAL PARKING CORPORATION
Consolidated Statement of Stockholders’ Equity
Amounts in Thousands of United States dollars, except number of common shares (Unaudited)

					Foreign
	Common stock		Additional		currency
			paid-in	Retained	translation		Comprehensive
	Number	Amount	capital	earnings	adjustment	Total	income

Balance, December 31, 2001	1,818,017	$18	$60,718	$2,183	$(4,658)	$58,261
Net income	—	—	—	1,824	—	1,824	1,824
Foreign currency translation adjustment in period	—	—	—	—	552	552	552
Stock based compensation	—	—	(56)	—	—	(56)
Options exercised	3,872	—	64	—	—	64

Total stockholders’ equity at September 30, 2002	1,821,889	$18	$60,726	$4,007	$(4,106)	$60,645

Comprehensive income							$2,376

IMPERIAL PARKING CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
Amounts in thousands of United States dollars

	Nine months Ended
	September 30

	2002	2001

Cash flows from operating activities:
Net income	1,824	852
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of management and lease agreements	1,733	1,742
Amortization of goodwill	—	1,665
Recovery of recoverable development costs	461	806
Equity share of limited liability company losses	84	114
Stock-based compensation	(56)	516
Non-cash interest expense	91	77
Deferred income taxes	1,710	829
Changes in non-cash working capital items, excluding acquisitions:
Restricted cash	—	2,688
Accounts receivable	1,061	(164)
Inventory	18	(19)
Deposits and prepaid expenses	(540)	(325)
Management accounts payable	572	1,311
Trade accounts payable and other accrued liabilities	(136)	(312)
Payable to employees and former employees	533	(429)
Sales tax payable	559	193
Deferred revenue	(241)	195

Net cash provided by operating activities	7,673	9,739

Cash flows from investing activities
Purchase of fixed assets	(1,015)	(1,794)
Increase in recoverable development costs	(1,491)	(185)
Change in other assets	(63)	(502)
Acquisition of management and lease agreements	(766)	—
Consideration on acquisition of parking business (note 7)	(1,836)	(4,564)

Net cash used in investing activities	(5,171)	(7,045)

Cash flows from financing activities
Purchase of common shares	—	(543)
Exercise of stock options	64	61
Change in other liabilities	163	(53)
Change in bank indebtedness	(397)	3,900

Net cash used provided by (used in) financing activities	(170)	3,365

Effect of exchange rate changes on cash and cash equivalents	(20)	(438)

Increase in cash and cash equivalents	2,312	5,621
Cash and cash equivalents, beginning of period	10,991	5,615

Cash and cash equivalents, end of period	$13,303	$11,236

Supplementary information:
Interest paid	99	—
Income taxes paid	335	172

IMPERIAL PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Imperial Parking Corporation (“Impark”) do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results from operations and cash flows as at September 30, 2002, and for all periods presented, have been included. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in Impark’s annual report on Form 10-K for the fiscal year ended December 31, 2001. Except as indicated below, the principles applied in the preparation of these interim consolidated financial statements are consistent with those applied in the consolidated financial statements included in the annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may by expected for the fiscal year ending December 31, 2002.

Effective January 1, 2002, the Company adopted the recommendations of the Financial Accounting Statement No. 142, “Goodwill and Other Intangible Assets” (notes 4 and 5).

Effective January 1, 2002, the Company has also adopted the guidelines of the Financial Accounting Standards Board (“FASB”) staff announcement in November 2001 regarding reimbursements received for out-of-pocket expenses (subsequently certified as EITF 01-14). Comparative financial statements for prior periods have been reclassified to comply with these guidelines (note 3).

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30

	2002			2001

	Income	Common		Income	Common
	available	shares	Per share	available	shares	Per share
	($000's)	($000's)	amount	($000's)	($000's)	amount

Basic earnings per share
Net income	$726	1,820	$0.40	$292	1,812	$0.16
Effect of dilutive stock options	—	80	(0.02)	—	99	(0.01)

Diluted earnings per share	$726	1,900	$0.38	$292	1,911	$0.15

	Nine Months Ended September 30

	2002			2001

	Income	Common		Income	Common
	available	shares	Per share	available	shares	Per share
	($000's)	($000's)	amount	($000's)	($000's)	amount

Basic earnings per share
Net income	$1,824	1,822	$1.00	$852	1,816	$0.47
Effect of dilutive stock options	—	95	(0.05)	—	36	(0.01)

Diluted earnings per share	$1,824	1,917	$0.95	$852	1,852	$0.46

3.	REVENUE

In response to a FASB staff announcement in November 2001, the Company has recorded the reimbursement of costs incurred on behalf of managed parking facilities as revenue from reimbursement of management contract expenses, and the costs incurred on behalf of the owners of managed parking facilities as reimbursed management contract expenses. These costs relate primarily to payroll and other operating costs of managed parking facilities where the Company is the manager of the facility. Comparative financial statements for prior periods have been reclassified to conform with the presentation in the 2002 financial statements.

4.	GOODWILL

In June 2001, the FASB issued SFAS No.141, “Business Combinations”, and SFAS No.142, “Goodwill and Other Intangible Assets”. SFAS No.141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No.142 requires, in part, that recorded goodwill be tested at least annually for impairment rather than being amortized over the estimated useful life of the underlying business. The Company adopted the provisions of SFAS No.141 as of July 1, 2001, and SFAS No.142 effective January 1, 2002. Goodwill acquired in a purchase business combination completed after June 30, 2001, but before SFAS No.142 was adopted in full, was not amortized. Goodwill acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No.142. Accordingly, amortization of all goodwill ceased as of January 1, 2002. Upon adoption of SFAS No.142, the Company evaluated its existing intangible assets and goodwill that were acquired in purchase business combinations, and considered whether any necessary reclassifications were required in order to conform with the new classification criteria in SFAS No.141 for recognition separate from goodwill. No such reclassifications were required.

In connection with the transitional goodwill impairment evaluation, SFAS No.142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. As a result of this process, the Company has identified reporting units by geographical operations for Canada and the United States. Within the United States, separate reporting units have been identified based on operational characteristics and, as they are one level below an operating segment, discrete financial information exists and segment management directly reviews these units. The Company has determined the fair value of its reporting units and compared them to each reporting unit’s carrying amount. As the fair value of each of the company’s reporting unit’s exceeded their carrying value, there was no indication that any reporting unit’s goodwill was impaired. Therefore the Company was not required to perform the second step of the transitional impairment test. The Company will complete an annual test of impairment in the book value of goodwill on November 30 of each fiscal year, commencing in 2002.

As of September 30, 2002, the Company’s unamortized goodwill amounted to $45.0 million. The effects of adoption of SFAS No.142 on results of operations for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands, except per share data):

	Three Months Ended September 30		Nine months Ended September 30

	2002	2001	2002	2001

Reported net income	$726	$292	$1,824	$852
Add back: Goodwill amortization	—	552	—	1,665

Adjusted net income	$726	$844	$1,824	$2,517

Basic earnings per share:
Reported net income	$0.40	$0.16	$1.00	$0.47
Goodwill amortization	—	0.31	—	0.92

Adjusted net income per share	$0.40	$0.47	$1.00	$1.39

Diluted earnings per share:
Reported net income	$0.38	$0.15	$0.95	$0.46
Goodwill amortization	—	0.29	—	0.90

Adjusted net income per share	$0.38	$0.44	$0.95	$1.36

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 is as follows:

	Canada	U.S.	Total

Balances as at December 31, 2001	$35,591	$8,668	$44,259
Additional consideration on acquisition of parking business (note 7)	—	632	632
Effect of foreign currency	118	—	118

Goodwill as at September 30, 2002	$35,709	$9,300	$45,009

5.	MANAGEMENT AND LEASE AGREEMENTS

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

	September 30, 2002	December 31, 2001

Cost	$1,916	$1,140
Accumulated amortization	(1,025)	(804)

	$891	$336

6.	BUSINESS SEGMENTS

Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the revenue, operating result and assets for these geographic regions.

	Three Months Ended September 30

	2002			2001

	Canada	U.S.	Total	Canada	U.S.	Total

Revenue (excluding reimbursement of expenses)	$13,264	$15,351	$28,615	$13,163	$12,048	$25,211
Total revenue	18,634	17,509	36,143	18,427	14,043	32,470
Depreciation and amortization	317	283	600	936	240	1,176
Operating income (loss)	1,706	(245)	1,461	644	(149)	495
Income tax expense	645	226	871	94	106	200
Goodwill	35,709	9,300	45,009	36,360	8,698	45,058
Long-lived assets	13,749	5,498	19,247	14,801	3,108	17,909
Total assets	59,985	31,375	91,360	62,730	27,057	89,787

	Nine Months Ended September 30

	2002			2001

	Canada	U.S.	Total	Canada	U.S.	Total

Revenue (excluding reimbursement of expenses)	$39,316	$42,425	$81,741	$40,322	$25,255	$65,577
Total revenue	55,392	49,140	104,532	56,667	29,483	86,150
Depreciation and amortization	906	827	1,733	2,789	618	3,407
Operating income (loss)	5,160	(1,392)	3,768	2,793	(1,340)	1,453
Income tax expense (recovery)	1,789	229	2,018	1,222	(320)	902
Goodwill	35,709	9,300	45,009	36,360	8,698	45,058
Long-lived assets	13,749	5,498	19,247	14,801	3,108	17,909
Total assets	59,985	31,375	91,360	62,730	27,057	89,787

7.	ACQUISITION OF PARKING BUSINESS

During the nine months ended September 30, 2002, the Company paid additional consideration of $1.8 million, including expenses, related to the acquisition of DLC Management Group, Inc. in 2001. $1.2 million of this amount was accrued in other long-term liabilities at the time of acquisition with the remainder of $0.6 million of the contingent payment recorded during the nine months ended September 30, 2002.

8.	CONTINGENCIES

The Company is the defendant in a lawsuit filed by Sterling Parking Ltd. (“Sterling”) in April 2001. Sterling is claiming damages of $7.3 million (Canadian $11.6 million) as a result of a failed agreement to manage certain of Sterling’s locations by Impark. The Company believes that the claim is largely without merit and, regardless, the amount claimed is excessive. The Company will defend itself against the claim. The Company has accrued at September 30, 2002 its best estimate of the costs related to this action, but in the event the Company is unsuccessful, any damages awarded to Sterling in excess of this amount could have a material effect on our financial position or results of operations.

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

The following important factors, in addition to those discussed elsewhere in this report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

•	successfully integrating past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

•	successful implementation of the Company’s operating and growth strategy, including possible strategic acquisitions;

•	fluctuations in quarterly operating results caused by a variety of factors including the timing of gains on sales of owned facilities, pre-opening costs, changes in the Company’s cost of borrowing, effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports and local, national and international economic conditions;

•	the ability of the Company to form and maintain its strategic relationships with certain large real estate owners and property managers;

•	global and/or regional economic factors; and

•	compliance with laws and regulations, including, without limitation, environmental, antitrust and consumer protection laws and regulations at the federal, state, local and international levels.

As we noted in our Form 10-K for the year ended December 31, 2001, changes in personal privacy or freedom of information legislation at the federal, state or provincial level could harm our business by making collections more difficult or costly. In Alberta, Canada parking companies currently have access to motor vehicle records to determine the registered owners of vehicles with outstanding unpaid violations. We use such information to assist in collecting unpaid parking violations. During the third quarter of 2002, a committee of the provincial government of Alberta considered a recommendation to amend existing legislation that would deny parking companies access to such information. If the committee makes such recommendation and the Alberta legislature accepts such recommendation, it could adversely impact our collection efforts and reduce the revenue we earn from parking violations in Alberta, Canada.

Further potential changes in government legislation that could have an adverse effect on our business include the current desire of the federal government of Canada to ratify the Kyoto Protocol. The Kyoto Protocol’s aim is to reduce greenhouse gases, and vehicle emissions are a contributing cause of these gases. Ratification may lead to new laws and regulations that increase vehicle-related taxes or fees, thereby reducing the volume or frequency of cars and vehicles being driven which would hurt our business.

CRITICAL ACCOUNTING POLICIES

The Company makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The critical accounting policies and estimates used to prepare the unaudited consolidated financial statements included in this report are, except as described in notes 3 and 4 of the interim consolidated financial statements, consistent with those used to prepare the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The accounting policies described in the notes to our audited consolidated financial statements, included as part of our Form 10-K, are those that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made, including estimates relating to deferred income tax assets, obligations to the former shareholders of DLC Management Group, Inc. (“DLC”), recoverable development costs, and valuation of goodwill. However, these estimates could change materially if different information or assumptions were used. The Company encourages you to review these notes in connection with the financial statements included in this report.

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

Revenue (excluding reimbursement of expenses) earned from each type of arrangement for the quarter and the number of facilities operated as at the end of each quarter, are as follows:

			Revenue

	# of locations as at		Three months		Nine months
	September 30		ended September 30		ended September 30

	2002	2001	2002	2001	2002	2001

Leased	569	553	$23,221	$19,756	$65,217	$55,033
Managed	1,047	1,013	4,990	5,023	15,266	9,299
Owned	15	15	404	432	1,258	1,245

	1,631	1,581	$28,615	$25,211	$81,741	$65,577

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Total revenues (excluding reimbursement of expenses) for the third quarter of fiscal 2002 increased $3.4 million, or 13.5%, to $28.6 million from $25.2 million for the third quarter of fiscal 2001. The increase was due largely to adding new leased facilities in new cities in the U.S.

Revenues from leased facilities for the third quarter of fiscal 2002 increased to $23.2 million from $19.8 million in the third quarter of fiscal 2001, an increase of $3.4 million, or 17.4%. There was an increase of $3.3 million in the United States as a result of starting operations in Atlanta (August 2001) and Chicago (November 2001) and seven more baseball games in San Francisco in the third quarter of 2002 compared to the same period in 2001. In addition, there was a $0.1 million increase in leased revenue in Canada.

The potential disruption to scheduled baseball games from a player’s strike in the third quarter of fiscal 2002 was avoided with a four year collective bargaining agreement reached during the quarter between baseball team owners and players.

Management contract revenues for the third quarter of fiscal 2002 remained consistent with 2001 at $5.0 million

Direct costs (excluding reimbursed expenses) in the third quarter of 2002 increased to $22.6 million from $19.7 million in the third quarter of 2001, an increase of $2.9 million, or 14.8%. Of the increase in direct costs, $2.4 million was attributable to higher rent expense and $0.5 million to other directs costs. Rent expense increased $2.4 million, or 19.4%, from $12.5 million for the third quarter of 2001 to $14.9 million for the third quarter of 2002. Rent as a percentage of leased revenues, increased to 64.0% in the third quarter of 2002 from 63.0% in the same quarter of 2001. The increase is due to many of the leases in the U.S. being in the first or second year of their terms. As we continue to operate these leased facilities, we would expect growth in revenue to exceed any growth in rent and, therefore, rent as a percentage of revenues would decline. The increase in other direct costs of $0.5 million, or 7.0%, from $7.2 million to $7.7 million, is due to the increase in leased revenues, and includes the effect of reduced amortization of development costs of $0.2 million as a result of recovering a portion of these costs from the San Francisco Giants baseball team (the “Giants”). During the third quarter of fiscal 2002, we signed a letter of understanding with the Giants regarding their share of total development costs for the parking facilities surrounding the Giants baseball stadium. This recovery reduces our recorded development costs, which are being amortized over the terms of the corresponding parking lot lease agreements. We applied the recovery retroactively to the start of the agreements in 2000, which resulted in a reduction of $0.2 million in amortization expense, included in direct costs, for the third quarter of fiscal 2002. We believe that the impact of this settlement on the results of future periods will not be significant. Direct costs as a percentage of revenues (excluding reimbursement of expenses) increased to 78.9% in the third quarter of fiscal 2002 from 78.0% in the third quarter of fiscal 2001.

We are appealing our 2002 business tax assessment for our operations in Calgary, Alberta. We have also applied for a court ruling that the applicable business tax bylaw is void or invalid. The assessment for 2002 of approximately $0.9 million is three times the amount of our assessment for 2001 of approximately $0.3 million. We have accrued at September 30, 2002 the proportionate amount for the year of our estimate of the amount we consider to be eventually payable for 2002. Payment of the full amount assessed would have a materially adverse impact on our results of operations and cash flows through increased direct costs. We have provided further details of this issue in this quarterly report in Part II, Item 1 — Legal Proceedings.

General and administrative expenses increased $0.1 million, or 3.3%, from $3.8 million for the third quarter of fiscal 2001 to $3.9 million for the third quarter of fiscal 2002. General and administrative expenses, as a percentage of total revenues (excluding reimbursement of expenses), decreased to 13.9% for the third quarter of fiscal 2002 compared to 15.2 % for the third quarter of fiscal 2001.

There was no amortization of goodwill in the third quarter of fiscal 2002, compared to $0.6 million for the third quarter of fiscal 2001. This is a result of adopting Financial Accounting Statement No. 142, which does not permit amortization of goodwill, but requires goodwill to be reviewed annually for any impairment in value. On adopting SFAS No. 142, an initial test for impairment in the book value of goodwill is required as at the date of adoption, January 1, 2002. During the third quarter of 2002, we completed the process of determining the fair value of each of our reporting units and comparing that to their carrying values. We concluded from this initial test that the fair market value of each of our units exceeded their carrying values, and no further work was required to test for impairment in the book value of goodwill at January 1, 2002. We will complete an annual test for impairment in the book value of goodwill as of November 30 of each fiscal year, commencing with fiscal 2002.

Interest income increased $0.1 million from $0.1 million for the third quarter of fiscal 2001 to $0.2 million for the third quarter of fiscal 2002 due to $0.1 million of interest income earned by us in funding the portion of the development costs of the parking at the Giants baseball stadium that is recoverable from the Giants. We are entitled to recover interest on any unpaid balance. The estimated non-current balance due from the Giants is included in other assets, and the current portion in accounts receivable, and will be repaid by applying any participation rent due to the Giants under the related parking lot leases with a lump sum payment at the end of the lease term for any amounts not paid. The interest income from the Giants that we recorded in the third quarter of fiscal 2002 covered the period for the two years ended September 30, 2002. We had not previously accrued any interest income due to the uncertainty of the final amount of the development costs and the Giants’ share thereof. Interest expense of $0.1 million was incurred in the third quarter of both fiscal 2001 and 2002 on the bank and other indebtedness to finance the DLC acquisition.

Income tax expense for fiscal 2002 includes our current tax liability for capital and state taxes, and a deferred tax expense as we utilize our previously recognized benefits of net operating losses for tax purposes in Canada. The deferred tax expense has been reduced by a deferred tax recovery for operating losses in the U.S. for fiscal 2002. The effect of offsetting losses in the U.S. at lower tax rates against profits in Canada at higher tax rates is to increase the effective tax rate for accounting purposes to 56% on a consolidated basis for the third quarter of fiscal 2002. We expect that we will have utilized all of our net operating losses in Canada during the third quarter of 2003, at which time we will begin to incur a current, rather than a deferred, tax liability for any operating profits in Canada. Accordingly, the tax benefit of the Canadian losses we expect to realize in the next twelve months, which is disclosed as a current asset on our balance sheet at September 30, 2002, has decreased from the balance at December 31, 2001.

The net income for the third quarter of 2002 was $0.7 million – an increase of $0.4 million from the third quarter earnings in 2001 of $0.3 million. This increase is primarily due to higher gross margin of $0.5 million; discontinuation of goodwill amortization of $0.6 million; and an increase in net interest income of $0.1 million; offset by higher general and administrative expenses of $0.1 million; and higher income tax expense of $0.7 million.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Total revenues (excluding reimbursement of expenses) for the first nine months of fiscal 2002 increased $16.2 million, or 24.6%, to $81.7 million from $65.5 million for the first nine months of fiscal 2001. The increase was due largely to an increase in revenue on leased facilities in the U.S., and includes the results for DLC, which was acquired effective July 1, 2001.

Revenues from leased facilities for the first nine months of fiscal 2002 increased to $65.2 million from $55.0 million in the first nine months of fiscal 2001, an increase of $10.2 million, or 18.5%. There was an increase of $10.8 million in the United States as a result of starting operations in Atlanta (August 2001) and Chicago (November 2001) and the acquisition of DLC in Philadelphia (July 2001). This was offset by a $0.6 million decrease in leased revenue in Canada substantially due to a decline in the value of the Canadian dollar from an average rate for the first nine months of fiscal 2001 of C$1.54 (= US$1.00) to C$1.57 for the first nine months of 2002, and to higher traffic volumes in the first nine months of fiscal 2001 as a result of public transit strikes in Calgary, Alberta and Vancouver, B.C. Leased revenue in Canada for the first nine months of fiscal 2001 also included the recovery of $0.2 million for taxes previously provided on parking violation revenue.

Management contract revenues for the first nine months of fiscal 2002 increased by $6.0 million, or 64.2%, to $15.3 million from $9.3 million for the first nine months of fiscal 2001. $5.9 million of the increase was due to the acquisition of DLC in July 2001.

Direct costs (excluding reimbursed expenses) in the first nine months of 2002 increased to $64.3 million from $50.1 million in the first nine months of 2001, an increase of $14.2 million, or 28.4%. Of this increase, $7.0 million was attributable to higher rent expense and $7.2 million to other directs costs. Rent expense increased $7.0 million, or 20.4%, from $34.7 million for the first nine months of 2001 to $41.7 million for the first nine months of 2002. Rent as a percentage of leased revenues, increased to 64.0% in the first nine months of 2002 from 63.0% for the first nine months of 2001. The increase is due to many of the leases in the U.S. being in the first or second year of their terms. As we continue to operate these leased facilities, we would expect growth in revenue to exceed any growth in rent and, therefore, rent as a percentage of revenues would decline. The increase in other direct costs of $7.2 million, or 46.4%, from $15.4 million to $22.6 million, is due to the acquisition of DLC and the increase in leased revenues. Direct costs as a percentage of revenues (excluding reimbursement of expenses) increased to 78.7% in the first nine months of fiscal 2002 from 76.4% in the first nine months of fiscal 2001. The increase is due to a higher proportion of our business in 2002, compared to

2001, being generated in the U.S. where we are in a start-up phase in many cities. We expect only to be in a break-even position, or marginally profitable, in these new cities during their first one or two years of operation. The current weak U.S. economy may prolong this period, during which we may generate lower than average returns in these new cities.

We are appealing our 2002 business tax assessment for our operations in Calgary, Alberta. We have also applied for a court ruling that the applicable business tax bylaw is void or invalid. The assessment for 2002 of approximately $0.9 million is three times the amount of our assessment for 2001 of approximately $0.3 million. We have accrued at September 30, 2002 our estimate of the amount we consider to be eventually payable. Payment of the full amount would have a materially adverse impact on our results of operations and cash flows through increased direct costs. We have provided further details of this issue in this quarterly report in Part II, Item 1 — Legal Proceedings.

General and administrative expenses increased $1.3 million, or 12.6%, from $10.5 million for the first nine months of fiscal 2001 to $11.8 million for the first nine months of fiscal 2002. The increase in general and administrative expenses is due, in large part, to the acquisition of DLC, which added $2.0 million of general and administrative expenses. This was offset by a decrease in stock compensation expense of $0.6 million from $0.5 million for the first nine months of fiscal 2001 to a recovery of $56,000 for the first nine months of fiscal 2002, as the result of a decline in our stock price. General and administrative expenses, as a percentage of total revenues (excluding reimbursement of expenses), decreased to 14.5% for the first nine months of fiscal 2002 compared to 16.0 % for the first nine months of fiscal 2001.

There was no amortization of goodwill in the first nine months of fiscal 2002, compared to $1.1 million for the first nine months of fiscal 2001. This is a result of adopting Financial Accounting Statement No. 142, which does not permit amortization of goodwill, but requires goodwill to be reviewed annually for any impairment in value. On adopting SFAS No. 142, an initial test for impairment in the book value of goodwill is required as at the date of adoption, January 1, 2002. During the first nine months of 2002, we completed the process of determining the fair value of each of our reporting units and comparing that to their carrying values. We concluded from this initial test that the fair market value of each of our units exceeded their carrying values, and no further work was required to test for impairment in the book value of goodwill at January 1, 2002. We will complete an annual test for impairment in the book value of goodwill as of November 30 of each fiscal year, commencing with fiscal 2002.

Interest income decreased $0.1 million from $0.5 million for the first nine months of fiscal 2001 to $0.4 million for the first nine months of fiscal 2002 principally due to lower prevailing interest rates. Interest expense of $0.3 million was incurred in the first nine months of fiscal 2002 on the bank and other indebtedness to finance the DLC acquisition.

Income tax expense for fiscal 2002 includes our current tax liability for capital and state taxes, and a deferred tax expense as we utilize our previously recognized benefits of net operating losses for tax purposes in Canada. The deferred tax expense has been reduced by a deferred tax recovery for operating losses in the U.S. for fiscal 2002. The effect of offsetting losses in the U.S. at lower tax rates against profits in Canada at higher tax rates is to increase the effective tax rate for accounting purposes to 53% on a consolidated basis for the first nine months of fiscal 2002. We expect that we will have utilized all of our net operating losses in Canada during the third quarter of 2003, at which time we will begin to incur a current, rather than a deferred, tax liability for any operating profits in Canada. Accordingly, the tax benefit of the Canadian losses we expect to realize in the next twelve months, which is disclosed as a current asset on our balance sheet at September 30, 2002, has decreased from the balance at December 31, 2001.

The net income for the first nine months of 2002 was $1.8 million — an increase of $0.9 million from the net income for the first nine months in 2001 of $0.9 million. This increase is primarily due to higher gross margin of $1.9 million and discontinuation of goodwill amortization of $1.7 million; offset by higher general and administrative expenses of $1.3 million; a decrease in net interest income of $0.2 million and higher income tax expense of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2002, we had cash and cash equivalents of $13.3 million. This represents an increase of $2.3 million for the first nine months of fiscal 2002 from the balance at December 31, 2001. The increase resulted from $7.7 million of cash generated from operations, offset by $5.2 million used in investing activities and $0.2 million used in financing activities.

The cash used in investing activities during the first nine months of fiscal 2002 included $0.7 million used to acquire the rights to a parking lot lease and two management agreements in New York City, NY. We also paid $1.8 million, including expenses, to the former shareholders of DLC during the first nine months of fiscal 2002. Of this, $0.2 million was for an adjustment to the amount owed for the acquired working capital, and $1.6 million, including expenses, was the first of five annual deferred payments. The latter amount was calculated pursuant to the Amended and Restated Share Purchase Agreement (Exhibit 10.8) and was based on the earnings of the acquired operations for the year ended June 30, 2002. We had previously accrued $1.2 million of this payment as part of our acquisition. The difference of $0.6 million has been allocated to goodwill.

In April 2002, we reached a settlement with the contractor of the San Francisco Giants development regarding final costs. Under the settlement we paid the contractor $1.4 million and, based on claims now settled with a sub-contractor, we are required to pay a further amount of less than $0.1 million. The settlement also resulted in the cancellation of a previously outstanding letter of credit for $2.3 million. Following the settlement with the contractor, we were able to estimate the Giants’ share of the final development costs. We have a letter of understanding with the Giants regarding the principles of the final cost allocation. The Giants’ estimated share is $1.8 million of which we are able to recover $0.3 million at September 30, 2002 from participation rent owing to the Giants. The balance of $1.5 million at September 30, 2002 is now included on our Balance Sheet in other assets, and the current portion in accounts receivable, with a corresponding reduction in recoverable developments costs. We expect to recover the remaining $1.5 million from any future participation rent payable to the Giants.

At September 30, 2002, we had $3.5 million of bank debt outstanding. After borrowing these funds and using $1.2 million for outstanding letters of credit, we have $15.3 million remaining of a $20.0 million credit facility with HSBC Canada to fund working capital requirements, acquisitions and other capital investment opportunities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

The Company’s primary exposure to market risk consists of changes in interest rates on cash invested in short-term deposits. As of September 30, 2002, we had approximately $2.4 million invested in short-term deposits, earning approximately 1.6% in interest. Changes in interest rates could impact the Company’s anticipated interest income.

Our bank indebtedness of $3.5 million at September 30, 2002 bears interest at rates that vary with changes in the London Interbank Offered Rate (“LIBOR”). Based on our current borrowing level, a 1% change in LIBOR would impact net income by less than $0.1 million annually.

Foreign Currency Exposure

We operate wholly owned subsidiaries in Canada. Total revenues (excluding reimbursement of expenses) from Canadian operations amounted to $13.3 million and $13.2 million for the three months ended September 30, 2002 and 2001, respectively, and $39.3 million and $40.3 million for the nine months ended September 30, 2002 and 2001, respectively. We intend to continue to invest in Canadian facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is mitigated as the Canadian dollar revenues are offset by Canadian dollar operating costs. In limited circumstances we have denominated Canadian contracts in U.S. dollars to limit currency exposure. Presently, we have no formal hedging programs and have no outstanding derivative contracts. We would consider implementing a hedging program if such risk materially increases.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) under the supervision of our chief executive officer and chief financial officer within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The provision of services to the public entails an inherent risk of liability. We are engaged from time to time in routine litigation incidental to our business. Other than cases involving Eau Claire Market, Sterling Parking Ltd., the City of Calgary in Calgary, Alberta, and The Weitz Company and Weitz Golf Construction, Inc. described below, there is no legal proceeding to which we are a party which, if decided adversely we anticipate could have a material adverse effect on our results of operation or financial condition. We attempt to disclaim liability for personal injury in facilities we operate. We also carry liability insurance that we believe meets or exceeds industry standards as determined by our landlords. We can provide no assurances, however, that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on our financial condition, liquidity or results of operations. There has been no material change in the status of the litigation described below since our quarterly report on Form 10-Q for the quarter ended June 30, 2002.

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

Impark Canada is a defendant in a lawsuit brought by Newcourt Financial Ltd. (“Newcourt”) as the assignee of Oracle Corporation Canada Inc. (“Oracle”). The suit was filed in Ontario Superior Court on September 11, 1999. The co-defendant is First Union Management, Inc. (“FUMI”). At the time of the material events alleged in the lawsuit, FUMI was an affiliate of Impark Canada. The lawsuit alleges that Impark Canada and FUMI owe approximately $825,000 under a software licence and services agreement, plus interest and legal costs. We believe the claim is largely without merit. In response to the claim, Impark Canada and FUMI have commenced their own action in British Columbia, seeking a declaration that no amounts are owing to either Newcourt or Oracle under the license and services agreement. The Ontario lawsuit has been stayed pending the resolution of the B.C. action. The B.C. action is in pre-trial proceedings. No trial date has been scheduled. First Union Real Estate Equity and Mortgage Investments (“FUR”) has agreed in writing to indemnify Impark Canada with respect to all liabilities and damages that may be incurred by Impark with respect to this claim. FUR is an affiliate of FUMI and is publicly listed on the New York Stock Exchange.

Impark Canada is a defendant in a lawsuit brought by Sterling Parking Ltd., which was filed April 3, 2001 in the Queen’s Bench of Alberta. The suit involves an alleged breach by Impark Canada of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management by Impark Canada of certain Sterling lots in Calgary. The agreement prohibited Impark Canada from bidding on any Sterling lots while negotiations of such transaction were underway. During negotiations, Impark Canada successfully bid on two Sterling lots. The proposed transaction with Sterling was not completed. Sterling claims in the lawsuit that Impark Canada wrongfully bid on the two lots and an additional three lots, as well as improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $7.3 million (C$11.6 million). The lawsuit is in pre-trial proceedings. No trial date has been set. We believe that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. We have accrued at September 30, 2002 our best estimate of costs related to this action; however; any damages awarded against Impark Canada in excess of this amount could have a material effect on our financial position and results of operation.

Impark Canada commenced a lawsuit against the City of Calgary in Alberta, Canada in the Queen’s Bench of Alberta on April 12, 2001. The City of Calgary had earlier passed a business tax bylaw in 2001 imposing a revised method for calculating the business tax payable by commercial parking lot operators in that city. The new bylaw imposes a business tax on the basis of the square footage of the premises leased or operated, as opposed to the historical method of assessing business taxes on the basis of rent paid by the lessee. Impark Canada is applying for a court ruling that the 2001 bylaw is void for vagueness or that it is invalid because of its discriminatory effect. Impark Canada is also appealing the increased business taxes through the government assessment review process. We were unsuccessful in our first stage of appeal of the 2001 business taxes at the Calgary City Assessment Review Board (“ARB”) and again at our second stage of appeal at the Alberta Municipal Government Board (“MGB”). We are considering appealing the decision of the MGB to the Court of Queen’s Bench. In February 2002, the City of Calgary passed a 2002 Business Tax Bylaw, which approximately tripled the business tax for Impark operations in Calgary for the 2002 calendar year to approximately $0.9 million (C$1.5 million). We were unsuccessful in our first stage of appeal of the 2002 business taxes at the ARB, and intend to appeal this decision at the MGB. We have also amended our lawsuit against the City of Calgary to include the 2002 assessment. The lawsuit is currently in pre-trial proceedings and no trial date has been set. We believe that both the City’s 2001 and 2002 business tax bylaws are void and invalid. If we are unsuccessful in appealing the tax assessments, and if we are unsuccessful in our lawsuit against the City of Calgary, then we will not be entitled to the return of any portion of the 2001 business tax assessment, which we have already paid in 2001, and we will be required to pay the full amount of the 2002 business tax assessment, currently $0.9 million, for which we have partially accrued such amount at September 30, 2002 but the entire payment of which would materially impact our results.

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

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of security holders during the quarter.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Each exhibit listed below in the Index to Exhibits is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated

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

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PARKING CORPORATION

Date: November 12, 2002	/s/ J. Bruce Newsome

J. Bruce Newsome Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Charles Huntzinger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Imperial Parking Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Charles Huntzinger

Charles Huntzinger Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, J. Bruce Newsome, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Imperial Parking Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ J. Bruce Newsome

J. Bruce Newsome Chief Financial Officer