Form 10-K
period 2002-12-31
IMPERIAL PARKING CORP
filed 2003-03-27
CIK 1103389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From to

Commission File Number 1-15629

IMPERIAL PARKING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-2161409

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West Cordova Street, Suite 300 Vancouver, BC Canada	V6B 1G1

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:                   (604) 681-7311

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock, $0.01 Par Value	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 28, 2002 (based on the closing price of the Registrant’s Common Stock on the American Stock Exchange on June 28, 2002) was approximately $20,563,000. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock at March 7, 2003 was 1,822,764.

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

TABLE OF CONTENTS
IMPERIAL PARKING CORPORATION

Item	PART I
1.	Business	4
2.	Properties	10
3.	Legal Proceedings	10
4.	Submission of Matters to a Vote of Security Holders	12
	PART II
5.	Market for Registrant’s Common Equity and Related Stockholder Matters	13
6.	Selected Financial Data	14
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
7A.	Quantitative and Qualitative Disclosures About Market Risk	28
8.	Financial Statements and Supplementary Data	29
9.	Changes in the Disagreements with Accountants on Accounting and Financial Disclosure	29
	PART III
10.	Directors and Executive Officers of the Registrant	30
11.	Executive Compensation	30
12.	Security Ownership of Certain Beneficial Owners and Management	30
13.	Certain Relationships and Related Transactions	30
	PART IV
14.	Controls and Procedures	31
15.	Exhibits, Financial Statements Schedules, and Reports on Form 8-K	31
Signatures		33
Certifications		34
	FINANCIAL STATEMENT SCHEDULES
	Imperial Parking Corporation Financial Statement Schedules	F-1

Important Information Regarding Forward-Looking Statements

     Certain matters discussed under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Annual Report on Form 10-K and the information incorporated by reference in this report may constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements related to our operating strategy, growth strategy, cost savings initiatives, industry and economic conditions and future financial performance and other matters related to the future, and sometimes are preceded by, followed by or otherwise include the words “believes,” “expects,” “anticipates,” intends,” “estimates” or similar expressions in these discussions. Our actual future performance, achievements and may differ materially from those expressed or implied by these forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation:

—	successfully integrating past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

—	successful implementation of our operating and growth strategy, including possible strategic acquisitions;

—	fluctuations in quarterly operating results caused by a variety of factors including the timing of gains on sales of owned facilities, pre-opening costs, changes in our cost of borrowing, effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports and local, national and international economic conditions;

—	our ability to form and maintain our strategic relationships with certain large real estate owners and operators;

—	global and regional economic factors; and

—	compliance with laws and regulations, including, without limitation, environmental, antitrust and consumer protection laws and regulations at the federal, state, provincial, local and international levels.

     Additional factors are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Operating Results.

     Readers are cautioned that the Company’s actual results could differ materially from those set forth in such forward- looking statements.

PART I

Item 1.   Business

General

     Imperial Parking Corporation (as used in this report, the terms “Impark”, “we”, “us” or “the Company” mean Imperial Parking Corporation, including its consolidated subsidiaries), a Delaware corporation, is a leading provider of parking services in North America. As of December 31, 2002, we managed, leased or owned 1,343 parking lots in Canada and 294 parking lots in the United States, containing more than 320,000 parking spaces in aggregate, making us the leading parking provider in Canada and one of the four largest in North America. We also provide parking lot patrolling, ticketing and collection services for our own lots and for those operated by other parties.

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

Industry

     The parking industry is highly fragmented and competitive. Industry participants, the vast majority of which are privately held companies, consist of a relatively few national companies and a large number of small regional or local operators, including a substantial number of companies providing parking as an ancillary service in connection with property management or ownership. The parking industry has experienced consolidation as smaller operators have found that they lack the capital, economies of scale and sophisticated management techniques required to compete with larger providers. We expect this trend to continue and to provide opportunities for us to acquire smaller existing providers.

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

Operating Arrangements

     We operate parking facilities under three general types of arrangements: leases, management contracts, and fee ownership. As of December 31, 2002, we leased 568 parking facilities, operated 1,054 parking facilities through management contracts and owned 15 parking facilities.

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

     Management Contracts. Under a management contract, we generally receive a base monthly fee for managing the facilities and often receive an incentive fee based on the achievement of facility revenues above a base amount. We generally charge fees for various ancillary services such as accounting, supervision, equipment leasing and consulting. Responsibilities under a management contract include hiring, training and staffing parking personnel, and providing collections, accounting, record-keeping, insurance and facility marketing services. In general, the facility owner is responsible for operating expenses such as taxes, license and permit fees, insurance premiums, payroll, as well as, non-routine maintenance, repair costs and capital improvements. The typical management contract is for a term of one to three years (often the owner reserves the right to terminate, without cause, on 30 days notice) and may contain a renewal clause.

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

     Pursue aggressive growth in other urban markets. We have targeted major cities in the United States where we currently have little or no presence for aggressive expansion. In the past three years, we have added New York, San Francisco, Chicago, Philadelphia, Cleveland, Atlanta and Miami to our U.S. portfolio. We believe that continued expansion in the United States is a key component to enhancing our overall profitability. The United States is the largest parking market in the world, and members of our management have significant experience in the United States. Also, there are greater opportunities to bid for contracts in the United States than in Canada where we are already a leader in our industry. Additionally, we believe parking rates and average profits per facility can be higher in the United States than in Canada. Our strategy is to enter a new market only if we believe we can quickly gain a significant position in the market, with sufficient “critical mass” to compete effectively and realize economies of scale. Certain markets are dominated by national parking companies that have established strong relationships through more advanced parking techniques. However, where a market is fragmented by a number of smaller less sophisticated parking operators we believe there is an opportunity to gain market share by providing superior systems and controls to prospective customers. We expect to pursue opportunities in these markets either through acquisition or by establishing our own operations there. We believe that there are several markets in the United States in which we anticipate gaining market share over the next three to four years.

     Pursue acquisition opportunities. We believe there are opportunities to expand our business through the acquisition of smaller operators, both in existing core markets and in other targeted cities where we believe we can attain market share. The parking industry is highly fragmented and we believe that many of our smaller competitors have limited access to capital or do not have the systems or the scale to compete effectively. We have completed seven acquisitions in the last eight years, adding approximately 375 facilities. Typically, we seek to acquire small to medium-sized local operators with several years of experience in their market. We believe this allows for the immediate understanding of the market and provides a platform for increased penetration in the same city.

Operating Strategy

We seek to increase the revenues and profitability of our parking facilities through a variety of operating strategies, including the following:

     Focus on larger urban markets. We intend to focus on larger urban markets. We believe that (i) urban markets are more resistant to economic downturns, (ii) property owners and real estate asset managers in these markets typically have a presence in other cities, which provides opportunities to leverage these relationships to expand to new locations, (iii) the typically higher prices charged in these markets can support our premium service levels, and (iv) our senior management has significant expertise in these markets. Together, Charles Huntzinger and Bryan Wallner have over 35 years of parking experience in urban markets including New York, Philadelphia, Baltimore, Washington, Boston, Richmond, Jacksonville, Pittsburgh, Cleveland, Columbus, Cincinnati, Milwaukee, Denver, San Francisco, Los Angeles, Seattle, St. Louis, and Indianapolis, as well as Toronto and Ottawa in Canada.

     Increase proportion of leased facilities. We intend over time to increase the number of facilities we operate under lease relative to the number we operate under management contracts. Historically, our net profits have been higher on leased facilities than on managed facilities. Although our net profits have been higher from leased facilities, typically these profits increase year over year over the term of the leases. Therefore, we experience lower profits and sometimes losses during the first one or two years of a lease term. This is illustrated by the table below which groups our leased locations that were active at December 31, 2002 by the year that we opened the location.

		Year ended December 31, 2002
	Number of
Year opened	Locations (1)	Revenue ($'000)	Gross margin ($'000)	Coverage(2)

Before 1998	300	$25,925	$4,965	1.24
1998	50	7,342	453	1.07
1999	25	2,314	363	1.19
2000	52	15,148	2,029	1.15
2001	88	24,250	251	1.01
2002	53	4,306	(60)	0.99

Total	568	$79,285	$8,001	1.11

(1)	Includes only those leased locations open as at December 31, 2002 and does not include leased locations operated during the year, but closed by year-end.

(2)	Coverage is calculated by dividing Revenue by the amount that Revenue exceeds Gross margin. Coverage should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Coverage is not an accepted measure under generally accepted accounting principles and other companies will use different measures or different calculations of profitability.

Included in the 568 locations above were 90 locations which incurred a loss for 2002 totaling $2.0 million. Of these 90 locations incurring a loss, 26 were opened in 2002 and incurred a total loss of $0.4 million.

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

     Aggressively implement technology and automation. We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management and increase our overall profitability. We have been a leader in the field of introducing automation and technology to the parking business and we were among the first to widely adopt innovations such as the use of credit card payment systems, payment using cellular telephones at unmanned locations, hand held computers to track violators and issue citations, bar-code scanners to ensure monthly parkers are using the correct lot and are up-to-date in payment and entry and exit gates incorporating sensing equipment that can automatically recognize and admit authorized vehicles. We believe that our higher proportion of unmanned facilities gives us a cost advantage as we compete for business. We have also developed a sophisticated management information system that enables us to track revenue and manage cash on a daily basis and generate a wide variety of internal reports, as well as customized reports requested by our clients.

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

     Maintain strict cash control. Strict cash control is critical to our success and that of our clients. Our cash control procedures are based on an auditing system supervised by professional managers and auditors, and include on-site spot checks, multiple daily cash deposits, reconciliation of tickets and gate counts to cash collected, local audit functions, managerial supervision and review, and internal audit procedures. We believe our cash control procedures can be effective in minimizing loss of revenues at parking facilities. With banks providing better access to account information on a daily basis via the internet, we are able centrally to independently review daily deposits and identify unusual trends for further review.

Acquisitions

     We continue to look for opportunities to acquire small or medium-sized parking operators in target markets. However, none of the opportunities reviewed in 2002 resulted in an acquisition being completed during the year.

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

Regulation

     Our business is not substantially affected by direct governmental regulation, however, a number of state, provincial and local laws have been passed in recent years that encourage car pooling and the use of mass transit, including, for example, laws prohibiting employers from reimbursing employees parking expenses. Laws and regulations that reduce the number of cars and vehicles could negatively affect our business. Changes in personal privacy or freedom of information legislation at the federal, state or provincial level could also harm our business by making collections of outstanding parking violations more difficult or costly. We are also affected by laws and regulations (such as zoning ordinances and business taxes) that are common to any business that owns or leases real estate and by regulations (such as labor and tax laws) that affect companies with a large number of employees.

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

Employees

     As of December 31, 2002, we employed approximately 3,500 individuals. We believe that our employee relations are satisfactory. Approximately 34% of our employees (some 1,203 employees) are represented by unions, including the Construction and Specialized Workers’ Union (British Columbia), Christian Labour Association of Canada (British Columbia), Service Employees International Union (Regina), Saskatchewan Joint Board, Retail, Wholesale & Department Store Union (Saskatoon), Manitoba Government and General Employees’ Union (Winnipeg), Teamsters (Ottawa, San Francisco, New York City and Chicago), SEIU, UFCW (Toronto), SEIU (London), and Garage Employees (New York).

Segment Information

     Information about our foreign and domestic operations appears in Note 13 to our 2002 Consolidated Financial Statements that are included in response to Item 8 and are listed in Item 14 to this Annual Report on Form 10-K.

Item 2.   Properties

     The following table summarizes certain information regarding our parking facilities and surface lots as of December 31, 2002. We believe that our owned facilities generally are in good condition and adequate for our present needs.

	Leased		Managed		Owned		Total

Location	Lots	Spaces	Lots	Spaces	Lots	Spaces	Lots	Spaces

CANADA
Western	224	21,600	660	131,141	5	968	889	153,709
Prairies	143	9,100	115	17,908	9	687	267	27,695
Eastern	61	5,553	125	62,858	1	50	187	68,461

Total	428	36,253	900	211,907	15	1,705	1,343	249,865

USA
Western	29	6,658	23	9,288	—	—	52	15,946
Mid-west	61	10,947	50	20,509	—	—	111	31,456
Eastern	50	10,568	81	15,422	—	—	131	25,990

Total	140	28,173	154	45,219	—	—	294	73,392

TOTAL	568	64,426	1,054	257,126	15	1,705	1,637	323,257

     The cities included in the regions listed above are as follows:

•	Western Canada — Vancouver, Kamloops, Kelowna, Edmonton, Calgary and Banff

•	Prairies (Canada) — Regina, Saskatoon and Winnipeg

•	Eastern Canada — Toronto, Hamilton, London, Ottawa, Windsor, Montreal, Halifax and St.John’s

•	Western USA — Seattle, San Francisco and Oakland

•	Mid-western USA — Minneapolis, Milwaukee, Chicago, Cleveland and Cincinnati

•	Eastern USA — New York City, Buffalo, Philadelphia, Atlanta, Washington DC, Wilmington, Atlantic City and Miami

Item 3.   Legal Proceedings

     The provision of services to the public entails an inherent risk of liability. We are engaged from time to time in routine litigation incidental to our business. Other than cases involving Eau Claire Market, Sterling Parking Ltd., and the City of Calgary in Calgary, Alberta, described below, there is no legal proceeding to which we are a party which, if decided adversely we anticipate could have a material adverse effect on our results of operation or financial condition. We attempt to disclaim liability for personal injury in facilities we operate. We also carry liability insurance that we believe meets or exceeds industry standards as determined by our landlords. We can provide no assurances, however, that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on our financial condition, liquidity or results of operations. Other than the final conclusion of the Weitz Company and Weitz Golf Construction matter, there has been no material change in the status of the litigation described below since our quarterly report on Form 10-Q for the quarter ended September 30, 2002.

     The Eau Claire Market litigation was filed in the Queen’s Bench of Alberta on August 20, 1998. It involves a claim against a property in which Imperial Parking Canada Corporation (“Impark Canada”), a subsidiary of the Company and successor to Imperial Parking Limited by amalgamation, is the lessee. The plaintiff MP Acquisitions Ltd. purchased the property and asserts that it did not receive full disclosure of the terms of the Impark Canada lease. The plaintiff claims that, as a result, it is entitled to priority over Impark Canada’s lease and to possession of the property. We believe that this claim is without merit. If, however, we do not prevail in the litigation, we may be forced to renegotiate the lease with the landlord, in which case the rent could be substantially increased, and any such increase could materially impact our results. The parties are currently in pre-trial proceedings. A trial has been scheduled to begin on June 16, 2003. We will also be making an application to the court to have the lawsuit summarily dismissed on April 4, 2003.

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

     Impark Canada is a defendant in a lawsuit brought by Sterling Parking Ltd., which was filed April 3, 2001 in the Queen’s Bench of Alberta. The suit involves an alleged breach by Impark Canada of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management by Impark Canada of certain Sterling lots in Calgary. The agreement prohibited Impark Canada from bidding on any Sterling lots while negotiations of such transaction were underway. During negotiations, Impark Canada successfully bid on two Sterling lots. The proposed transaction with Sterling was not completed. Sterling claims in the lawsuit that Impark Canada wrongfully bid on the two lots and an additional three lots, as well as improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $7.3 million (C$11.6 million). The lawsuit is in pre-trial proceedings. No trial date has been set. We believe that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. We have accrued at December 31, 2002 our best estimate of costs related to this action; however; any damages awarded against Impark Canada in excess of this amount could have a material effect on our financial position and results of operation.

     Impark Canada commenced a lawsuit against the City of Calgary in Alberta, Canada in the Queen’s Bench of Alberta on April 12, 2001. The City of Calgary had earlier passed a business tax bylaw in 2001 imposing a revised method for calculating the business tax payable by commercial parking lot operators in that city. The new bylaw imposes a business tax on the basis of the square footage of the premises leased or operated, as opposed to the historical method of assessing business taxes on the basis of rent paid by the lessee. Impark Canada is applying for a court ruling that the 2001 bylaw is void for vagueness or that it is invalid because of its discriminatory effect. Impark Canada is also appealing the increased business taxes through the government assessment review process. We were unsuccessful in our first stage of appeal of the 2001 business taxes at the Calgary City Assessment Review Board (“ARB”) and again at our second stage of appeal at the Alberta Municipal Government Board (“MGB”). We are considering appealing the decision of the MGB to the Court of Queen’s Bench. In February 2002, the City of Calgary passed a 2002 Business Tax Bylaw, which approximately tripled the business tax for Impark operations in Calgary for the 2002 calendar year to approximately $0.9 million (C$1.4 million). We were unsuccessful in our first stage of appeal of the 2002 business taxes at the ARB, and appealed this decision to the MGB in November 2002. We are awaiting the decision of the MGB. We have also amended our lawsuit against the City of Calgary to include the 2002 assessment. The lawsuit is currently in pre-trial proceedings and no trial date has been set. In February 2003, the City of Calgary passed a 2003 Business Tax Bylaw, which imposed the same rate and assessment method of business tax for Impark operations in Calgary for the 2003 calendar year as was used in 2002, at an amount of approximately $0.9 million (C$1.3 million). We have filed an appeal of the 2003 business taxes with the ARB, and intend to amend our lawsuit against the City of Calgary to include the 2003 assessment. We believe that the City’s 2001, 2002 and 2003 business tax bylaws are void and invalid. If we are unsuccessful in appealing the tax assessments, and if we are unsuccessful in our lawsuit against the City of Calgary, then (a) we will not be entitled to the return of any portion of the 2001 business tax assessment, which we have already paid in 2001, (b) we will be required to pay the full amount of the 2002 business tax assessment, currently $0.9 million, for which we have fully accrued such amount at December 31, 2002; and (c) we will be required to pay the full amount of the 2003 business tax assessment, currently $0.9 million.

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

     Weitz and Impark U.S. had entered into contracts in November 1998 relating to the demolition and construction of the Pacific Bell Park parking lots. Weitz was the general contractor and Ghilotti was a subcontractor. Weitz alleged that it incurred cost overruns related to both the demolition and construction, and that it also suffered damages from the release of certain mechanics liens that it had filed against the parking lots. Weitz claimed damages in the aggregate of $3.2 million, which includes the amounts claimed by Ghilotti against Weitz and Impark U.S. in the Ghilotti Lawsuit. Both the Weitz Lawsuit and the Ghilotti Lawsuit were stayed, pending final and binding arbitration involving all parties. On April 17, 2002, Impark U.S. entered into an agreement with Weitz to settle the Weitz Lawsuit. The material terms of the settlement agreement are that: (a) Impark U.S. has paid $1.4 million to Weitz on May 1, 2002, (b) Weitz will be solely responsible for resolving the Ghilotti Lawsuit, and Impark U.S. will reimburse Weitz up to $150,000 of the amounts paid by Weitz in connection with the final settlement or resolution of such lawsuit, based on a specified formula; (c) Weitz has discontinued the Weitz Lawsuit. Further, we sublease the parking lots from the China Basin Ballpark Company LLC (“CBBC”), pursuant to which CBBC is required to share in any cost overruns. On February 5, 2003, we reached an agreement with CBBC pursuant to which CBBC paid to Impark U.S. $1,036,149 in full satisfaction of its portion of the cost overruns, including all accrued interest thereon. This matter is now closed.

Item 4.   Submission of Matters To a Vote of Security Holders.

     No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal 2002.

PART II.

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s common stock is listed on the American Stock Exchange (“AMEX”). The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported by AMEX.

Fiscal 2001	High	Low

First quarter	23.10	17.75
Second quarter	23.60	21.25
Third quarter	26.70	21.85
Fourth quarter	26.00	22.00

Fiscal 2002	High	Low

First quarter	27.09	25.50
Second quarter	27.23	23.75
Third quarter	24.70	22.10
Fourth quarter	22.99	21.15

     The number of holders of record of our common stock as of March 7, 2003, was approximately 1,186.

     No dividends have been declared on our common stock since their distribution in March 2000. Our policy is to reinvest earnings to fund future growth. Accordingly, we do not anticipate declaring dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2002 regarding shares of common stock of the Company that may be issued under our existing equity compensation plans, including the Company’s 2000 Stock Incentive Plan.

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted Average	compensation plan
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	referenced in
Plan category	and rights	and rights	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	270,405	$18.04	20,723

Equity compensation plans not approved by security holders	—	—	—

Total	270,405	$18.04	20,723

(1)	Consists of the 2000 Stock Incentive Plan

Item 6.   Selected Financial Data

     The selected financial data presented below as at and for periods commencing prior to January 1, 2000 has been calculated by combining information in the combined financial statements of the FUR Parking Business and the FUMI Parking Business. The selected financial data for these periods has been extracted from audited financial statements. For further information on these financial statements, refer to our Information Statement on Form 10 dated March 27, 2000 that was filed with the Securities and Exchange Commission.

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

	Year ended December 31,

	1998 (1)	1999 (1)	2000 (1)	2001	2002

Statement of Operations Data
Total revenues	$76,516	$83,531	$93,779	$117,898	$139,842

Parking and management contract revenues	54,087	59,065	67,809	90,548	109,351

Gross margin	14,891	14,706	17,121	20,521	22,191

Operating income (loss) (2)	(5,524)	(557)	935	1,262	3,857
Interest expense	(784)	—	—	(298)	(420)
Other income (expense) (3)	(14,976)	(39)	744	577	514
Income tax expense	(908)	(240)	(333)	(822)	(1,630)

Income (loss) from continuing operations	$(22,192)	$(836)	$1,346	$719	2,321

Per share data
Income (loss) from continuing operations
— Basic	$(10.43)	$(0.39)	$0.64	$0.40	$1.27
— Diluted	(10.43)	(0.39)	0.64	0.39	1.21

	Year ended December 31,

	1998 (1)	1999 (1)	2000 (1)	2001	2002

Balance Sheet Data (end of period)
Cash and cash equivalents	$1,128	$3,378	$5,615	$10,991	$15,138
Working capital	(8,181)	(30,144)	96	291	1,541
Goodwill	45,379	43,344	41,131	44,259	45,213
Total assets	74,923	76,176	79,391	89,245	92,428
Long-term liabilities	55,219	40,048	3,356	8,201	6,829
Total stockholders’ equity (deficiency)	(2,797)	(8,230)	60,029	58,261	61,472

Other information
Goodwill amortization (4)	1,691	2,284	2,194	2,206	—
Write-down of goodwill (3)	14,976	—	—	—	—

(1)	The amounts presented for these captions have been accumulated as follows:

	Year ended				Year ended
	December 31, 1998				December 31, 1999

	FUMI	FUR	Elimination	Total	FUMI	FUR	Elimination	Total

	(thousands of dollars)				(thousands of dollars)
Statement of Operations Data
Total revenues	76,516	454	(454)	76,516	84,611	582	(1,662)	83,531

Parking and management contract revenues	54,087	454	(454)	54,087	60,145	582	(1,662)	59,065

Gross margin	14,449	442	—	14,891	15,206	580	(1,080)	14,706

Operating income (loss)	(5,921)	397	—	(5,524)	(14)	537	(1,080)	(557)
Interest expense	(6,542)	(2,757)	8,515	(784)	(5,872)	(3,044)	8,916	—
Other income (expense)	(14,976)	3,725	(3,725)	(14,976)	(105)	(14,902)	14,968	(39)
Income taxes	(516)	(392)	—	(908)	(326)	86	—	(240)

Income (loss) from continuing operations	(27,955)	973	4,790	(22,192)	(6,317)	(17,323)	22,804	(836)

Balance Sheet Data (end of year)
Cash and cash equivalents	—	1,128	—	1,128	1,394	1,984	—	3,378
Working capital	(9,353)	1,172	—	(8,181)	(33,218)	3,074	—	(30,144)
Goodwill	45,379	—	—	45,379	43,344	—	—	43,344
Total assets	65,229	42,002	(32,308)	74,923	65,109	30,113	(19,046)	76,176
Long-term liabilities	63,052	23,759	(31,592)	55,219	48,292	28,085	(36,329)	40,048
Total stockholders’ equity (deficiency)	(20,348)	17,551	—	(2,797)	(28,601)	1,371	19,000	(8,230)
Other
Goodwill amortization	1,691	—	—	1,691	2,284	—	—	2,284
Write-down of goodwill	14,976	—	—	14,976	—	—	—	—

	Year ended
	December 31, 2000

		The
	FUMI (6)	Company	Elimination	Total

	(thousands of dollars)
Statement of Operations Data
Total revenues	21,298	72,878	(397)	93,779

Parking and management contract revenues	14,901	53,305	(397)	67,809

Gross margin	3,904	13,487	(270)	17,121

Operating income (loss)	186	1,019	(270)	935
Interest expense	(1,446)	(786)	2,232	—
Other income (expense)	—	1,779	(1,035)	744
Income taxes	(61)	(272)	—	(333)

Income (loss) from continuing operations	(1,321)	1,740	927	1,346

Balance Sheet Data (end of year)
Cash and cash equivalents	—	5,615	—	5,615
Working capital	—	96	—	96
Goodwill	—	41,131	—	41,131
Total assets	—	79,391	—	79,391
Long-term liabilities	—	3,356	—	3,356
Total stockholders’ equity	—	60,029	—	60,029

Other
Goodwill amortization	493	1,701	—	2,194
Write-down of goodwill	—	—	—	—

(2)	The operating loss for 1998 includes a severance provision of $2.4 million and for 1999 includes a recovery of previously overprovided amounts of $1.8 million.

(3)	Other income (expense) principally includes gains or losses on the sale or write-down of assets, and interest income. In the year ended December 31, 1998, other income (expense) includes a write-down of goodwill of $15.0 million.

(4)	There was no amortization of goodwill in fiscal 2002. This is a result of adopting Financial Accounting Statement No. 142, which does not permit amortization of goodwill, but requires goodwill to be reviewed annually for any impairment in value.

(5)	There were no cash dividends declared on common shares during any of the periods disclosed in the Selected Financial Data table above.

(6)	Results of the FUMI Parking Business for 2000 are for the three months ended March 31, 2000.

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

     Periods Presented. The results of operations for the year ended December 31, 2000 combine the results of the FUMI Parking Business and the FUR Parking Business on a pro forma basis as if the March 27, 2000 transactions had been completed at the commencement of the earliest of the periods presented. We have presented the information in this manner to assist the reader, as we believe it is the most meaningful way to consider and evaluate the Company in its current form. In doing this we are not indicating what the results of operations would actually have been if the businesses had been combined on those dates.

Overview

     We operate parking facilities under leases, management contracts, and fee ownership. These three types of arrangements are discussed further in this report under Item 1. Business.

     Revenues consist of parking revenues from leased and owned facilities, and revenues earned in accordance with the terms of management contracts. The following table sets out the revenues earned from each of the three operating arrangements for each of the three years ended December 31, 2002:

	Year ended December 31,

	2000(1)		2001			2002

		(dollars in thousands)
Leased Facilities	$57,586	84.9%	$74,279	82.0%	$86,860	79.4%
Managed Facilities	8,615	12.7%	14,601	16.1%	20,796	19.0%
Owned Facilities	1,608	2.4%	1,668	1.9%	1,695	1.6%

Parking and management contract revenues	$67,809	100.0%	$90,548	100.0%	$109,351	100.0%

Reimbursement of management contract expenses (2)	25,970		27,350		30,491

Total revenues	$93,779		$117,898		$139,842

(1):	Pro forma. See footnote (1) to “Item 6 — Selected Financial Data”.

(2):	In January 2002, the Emerging Issues Task Force (“EITF”) released Issue No.01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which we adopted in the second quarter of fiscal 2002. This pronouncement requires us to recognize as both revenue and expenses, in equal amounts, costs directly reimbursed from our management clients. Previously, expenses directly reimbursed under management agreements were netted against the reimbursement received. Prior periods have been reclassified to conform to the presentation of these reimbursed expenses. Adoption of the pronouncement resulted in an increase in total revenues and total direct costs, in equal amounts, of $30.5 million, $27.4 million and $26.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. This accounting change has no impact on operating earnings or net earnings.

     The number of facilities operated as at each fiscal year end under each of these arrangements is as follows:

	As at December 31,

	2000	2001	2002

Leased Facilities	502	559	568
Managed Facilities	948	1,025	1,054
Owned Facilities	15	15	15

	1,465	1,599	1,637

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Total revenues for fiscal 2002 increased $21.9 million, or 18.6%, to $139.8 million from $117.9 million for fiscal 2001. The increase was due largely to an increase in revenue on leased facilities in the U.S., and includes the results for DLC, which was acquired effective July 1, 2001.

     Revenues from leased facilities for fiscal 2002 increased to $86.9 million from $74.3 million in fiscal 2001, an increase of $12.6 million, or 16.9%. There was an increase of $12.9 million in the United States as a result of starting operations in Atlanta (August 2001) and Chicago (November 2001) and the acquisition of DLC in Philadelphia (July 2001). However, we have also experienced a drop in volume and in rates in our established cities of Minneapolis and Milwaukee as a result of layoffs by businesses operating downtown and pressure from competitors to lower rates. Consequently, we decided not to renew a significant lease in Minneapolis in the fourth quarter of 2002. Revenue from these two cities declined $0.6 million in 2002 from 2001. There was a $0.3 million decrease in leased revenue in Canada substantially due to a decline in the value of the Canadian dollar from an average rate for fiscal 2001 of C$1.55 (= US$1.00) to C$1.57 for 2002, and to higher traffic volumes in fiscal 2001 as a result of public transit strikes in Calgary, Alberta and Vancouver, B.C. Leased revenue in Canada for fiscal 2001 also included the recovery of $0.2 million for taxes previously provided on parking violation revenue.

     Management contract revenues for fiscal 2002 increased by $6.2 million, or 42.4%, to $20.8 million from $14.6 million for fiscal 2001. $5.7 million of the increase was due to a full year of operations from DLC, which was acquired in July 2001.

     The cost of parking and management contracts in 2002 increased to $87.2 million from $70.0 million in 2001, an increase of $17.2 million, or 24.5%. Of this increase, $9.0 million was attributable to higher rent expense and $8.2 million to other directs costs. Rent expense increased $9.0 million, or 19.2%, from $46.8 million for 2001 to $55.8 million for 2002. Rent as a percentage of leased revenues, increased to 64.2% in 2002 from 63.0% for 2001. The increase is due to many of the leases in the U.S. being in the first or second year of their terms. As we continue to operate these leased facilities, we would expect growth in revenue to exceed any growth in rent and, therefore, rent as a percentage of revenues would decline. The increase in other direct costs of $8.2 million, or 35.0%, from $23.2 million to $31.4 million, is due to the acquisition of DLC and the increase in leased revenues. The cost of parking and management contracts as a percentage of revenues from parking and management contracts increased to 79.7% in fiscal 2002 from 77.3% in fiscal 2001. The increase is due to a higher proportion of our business in 2002, compared to 2001, being generated in the U.S. where we are in a start-up phase in many cities. We expect only to be in a break-even position, or marginally profitable, in these new cities during their first one or two years of operation. The current weak U.S. economy may prolong this period, during which we may generate lower than average returns in these new cities.

     We are appealing our 2002 business tax assessment for our operations in Calgary, Alberta. We have also applied for a court ruling that the applicable business tax bylaw is void or invalid. The assessment for 2002 of approximately $0.9 million is three times the amount of our assessment for 2001 of approximately $0.3 million. We have accrued at December 31, 2002 for the full amount payable under the assessment. We have provided further details of this issue in this Annual Report in Part I, Item 3 — Legal Proceedings.

     General and administrative expenses increased $1.4 million, or 10.2%, from $14.4 million for fiscal 2001 to $15.8 million for fiscal 2002. The increase in general and administrative expenses is due, in large part, to including DLC for a full year, which added $1.5 million of general and administrative expenses and to an additional $0.2 million for cities started during 2001. This was partially offset by a decrease in stock compensation expense of $0.8 million from $0.8 million for fiscal 2001 to a recovery of $65,000 for fiscal 2002, as a result of a decline in our stock price. General and administrative expenses, as a percentage of total revenues, decreased to 11.3% for fiscal 2002 compared to 12.2% for fiscal 2001.

     In 2003, we will be recording stock compensation expense using the fair value method of accounting for stock options which vest in 2003, and thereafter. We will also be restating the results of prior periods to assist in the comparison of results of operations between years. Had we applied the fair value method of accounting for stock-based employee compensation in 2002 and 2001, stock compensation expense would have been $0.3 million for each year. We have provided further details on the assumptions we used in determining the fair value amounts for 2002 and 2001 in Note 11 to our Consolidated Financial Statements.

     There was no amortization of goodwill in fiscal 2002, compared to $2.2 million for fiscal 2001. This is a result of adopting Financial Accounting Statement No. 142, which does not permit amortization of goodwill, but requires goodwill to be reviewed annually for any impairment in value. On adopting SFAS No. 142, an initial test for impairment in the carrying value of goodwill was required as at the date of adoption, January 1, 2002. During the second quarter of 2002, we completed the process of determining the fair value of each of our reporting units and comparing that to their carrying values. We concluded from this initial test that the fair market value of each of our units exceeded their carrying values, and no further work was required to test for impairment in the carrying value of goodwill at January 1, 2002. In the fourth quarter of 2002, we completed an annual test for impairment in the carrying value of goodwill as of November 30, 2002 and concluded that the fair market value of each of our units still exceeded their carrying values at that date.

     Interest income decreased $0.1 million from $0.6 million for fiscal 2001 to $0.5 million for fiscal 2002 principally due to lower prevailing interest rates. Interest expense of $0.4 million was incurred in fiscal 2002 on the bank and other indebtedness to finance the DLC acquisition, which was $0.1 million more than the $0.3 million incurred in fiscal 2001. The expense in 2001 was for a partial year as the acquisition of DLC occurred during 2001.

     Income tax expense for fiscal 2002 includes our current tax liability for capital and state taxes, and a deferred tax expense as we utilize our previously recognized benefits of net operating losses for tax purposes in Canada. The deferred tax expense has been reduced by a deferred tax recovery for operating losses in the U.S. for fiscal 2002. We expect that we will have utilized all of our net operating losses in Canada by the third quarter of 2003, at which time we will begin to incur a current, rather than a deferred, tax liability for any operating profits in Canada. Accordingly, the tax benefit of the Canadian losses we expect to realize in the next twelve months, which is disclosed as a current asset on our balance sheet at December 31, 2002, has decreased from the balance at December 31, 2001.

     The net income for 2002 was $2.3 million, an increase of $1.6 million from the net income for 2001 of $0.7 million. This increase is primarily due to higher gross margin of $1.7 million; lower depreciation and amortization of management and lease agreements of $0.1 million; and discontinuation of goodwill amortization of $2.2 million; offset by higher general and administrative expenses of $1.4 million; a decrease in net interest income of $0.2 million and higher income tax expense of $0.8 million.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Total revenues for fiscal 2001 increased $24.1 million, or 25.7%, to $117.9 million from $93.8 million for fiscal 2000. The increase was due largely to an increase in revenue on leased facilities, and from including the results for DLC which was acquired effective July 1, 2001.

     Revenues from leased facilities for fiscal 2001 increased to $74.3 million from $57.6 million in fiscal 2000, an increase of $16.7 million, or 29.0%. $13.5 million of this increase was in the United States and resulted from starting operations in San Francisco (April 2000), Cleveland (September 2000) and Atlanta (August 2001) and the acquisition of both E-Z Park in Cincinnati (April 2000) and DLC in Philadelphia (July 2001). The increase of $3.2 million in leased revenue in Canada included a recovery of $0.5 million related to our settlement of a dispute over direct taxes on parking violation revenue. Fiscal 2000 included a reduction of revenue of $0.3 million based on estimates of our tax liability at the time. During fiscal 2001, we were successful in recovering $0.2 million during fiscal 2001 of the amount previously provided. We do not expect any further benefits in the future from settling this tax liability. The remainder of the increase in Canada of $2.7 million was due in part, to parking rate increases and a public transit strike in Calgary, Alberta and Vancouver, B.C.

     Management contract revenues for fiscal 2001 increased to $14.6 million from $8.6 million for fiscal 2000 an increase of $6.0 million, or 69.5%. The increase was solely attributable to the acquired DLC contracts.

     The cost of parking and management contracts in fiscal 2001 increased to $70.0 million from $50.7 million in fiscal 2000, an increase of $19.3 million, or 38.2%. Of this increase, $6.1 million was from DLC’s operations; $10.5 million was attributable to higher rent expense; and $2.7 million to other directs costs. Rent expense, excluding amounts attributable to DLC, increased $10.5 million, or 29.7%, from $35.4 million for fiscal 2000 to $45.9 million for fiscal 2001. Rent as a percentage of leased revenues, increased to 63.0% in fiscal 2001 from 61.5% in fiscal 2000. This increase is principally due to the leases in our new U.S. operations being in the early phase of their terms. As we continue to operate these new leased facilities, we would expect revenue growth to exceed any growth in rent and, therefore, rent as a percentage of revenue to decline. The increase in other direct costs of $2.7 million, or 17.6%, from $15.3 million to $18.0 million, is due to the general increase in revenues. The cost of parking and management contracts as a percentage of revenues from parking and management contracts increased to 77.3% in fiscal 2001 from 74.8% in fiscal 2000.

     General and administrative expenses increased $3.0 million, or 25.7%, from $11.4 million for fiscal 2000 to $14.4 million for fiscal 2001. The increase in general and administrative expenses is due, in part, to the acquisition of DLC, which added $1.2 million of general and administrative expenses, and expansion since last year in the United States, including $0.4 million for operations in San Francisco, Cincinnati, Cleveland, and Atlanta and $0.4 million to establish a regional management infrastructure in the United States. We also incurred $0.3 million of additional expense related to being a public company and $0.7 million of increased stock compensation expense, as discussed below. General and administrative expenses, as a percentage of total revenues, remained at 12.2% for both fiscal 2001 and 2000.

     Included in general and administrative expense is stock-based compensation expense for fiscal 2001 of $0.8 million which includes an allocation of both senior management’s compensation related to our stock performance and directors’ annual stock entitlement for services rendered. In fiscal 2000 there was $0.1 million of stock-based compensation for stock awarded to directors, but no stock compensation expense for senior management. The allocation for senior management’s compensation is based on the 2000 Stock Incentive Plan which was approved by the stockholders at our 2001 Annual Meeting. The plan includes variable stock options whereby the exercise price of the options increases during the term of the options. Accordingly, any change in the intrinsic value of the options is reflected as a compensation expense on a quarterly basis.

     Depreciation and amortization decreased $0.1 million, or 0.7%, from $4.8 million in fiscal 2000 to $4.7 million in fiscal 2001. Included in these amounts is goodwill amortization of $2.2 million for fiscal 2001 and $2.3 million for fiscal 2000. With the adoption of the Financial Accounting Statement No. 142, goodwill will no longer be amortized effective fiscal 2002 onwards. However, the carrying value of goodwill is subject to a regular impairment test.

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

Liquidity and Capital Resources

     As at December 31, 2002, we had cash and cash equivalents of $15.1 million. This represents an increase of $4.1 million for fiscal 2002 from the balance at December 31, 2001. The increase resulted from $10.6 million of cash generated from operations, offset by $6.1 million used in investing activities and $0.4 million used in financing activities. In the event of a further downturn in the economy, we would expect the cash generated from our operations to decrease.

     The cash used in investing activities during fiscal 2002 included $0.7 million used to acquire the rights to a parking lot lease and two management agreements in New York City, NY. We also paid $1.8 million to the former shareholders of DLC during fiscal 2002. Of this, $0.2 million was for an adjustment to the amount owed for the acquired working capital, and $1.6 million was the first of five annual deferred contingent payments. The latter amount was calculated pursuant to the Amended and Restated Share Purchase Agreement (Exhibit 10.8) and was based on the earnings of the acquired operations for the year ended June 30, 2002. We had previously accrued $1.2 million of this payment as part of our acquisition. The difference of $0.6 million has been allocated to goodwill.

     In April 2002, we reached a settlement with the contractor of the San Francisco Giants development regarding final costs. Under the settlement we paid the contractor $1.4 million and, based on claims now settled with a sub-contractor, we are required to pay a further amount of less than $0.1 million. The settlement also resulted in the cancellation of a previously outstanding letter of credit for $2.3 million. Following the settlement with the contractor, we were able to calculate the Giants’ share of the final development costs. The Giants’ share is $1.9 million, including interest, of which we have been able to recover $0.8 million at December 31, 2002 from participation rent owing to the Giants. The balance of $1.1 million at December 31, 2002 is included on our Balance Sheet in other assets, and the current portion in accounts receivable, with a corresponding reduction in recoverable developments costs. In February 2003, we accepted an early settlement of the balance owing from the Giants at a discounted amount of $1.0 million in cash.

     At December 31, 2002, we had $3.3 million of bank debt outstanding. After borrowing these funds and using $1.4 million for outstanding letters of credit, we have $14.7 million remaining of our credit facility with HSBC Canada to fund working capital requirements, acquisitions and other capital investment opportunities.

     In 2002, and in previous years, we have not had a current tax liability for income tax in Canada due to the availability of tax losses. We estimate that these losses will be fully utilized during 2003. Assuming that the taxable income in Canada in 2003 and 2004 were the same as 2002, we would incur a current tax liability for Canadian income taxes of approximately $1.1 million for 2003, payable in 2004, and approximately $2.5 million for 2004, payable in installments during 2004 and any balance in 2005.

     In January 2003, we entered a standstill agreement with our principal shareholder, Gotham Partners and its affiliated funds, which own approximately 31% of the outstanding shares of the common stock of the Company. Under the agreement, we have until May 23, 2003 to explore alternatives available to us in the context of Gotham Partners’ decision to sell its ownership interest in the company. We have engaged independent advisors to assist us with this process and have committed to pay our financial advisor a fee of not less than $0.5 million. In the event that a transaction is consummated regarding the ownership of the Company, up to an additional $1.0 million in fees could be payable to our advisors. The actual amount is dependent on the nature of such a transaction. In addition, we expect to incur legal and other expenses as we explore alternatives available to us.

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

     In the future, if we identify investment opportunities requiring cash in excess of operating cash flows and credit facilities, we may seek additional sources of capital, including the sale or issuance of our common stock, or amending our credit facility to obtain additional indebtedness. No assurances can be given that such increases would be available at the time needed to complete any such acquisition.

Contractual Obligations and Commercial Commitments

     The following tables summarize our contractual obligations and commercial commitments as of December 31, 2002:

Payments due by period
(amounts in thousands)

		Less than
	Total	1 year	1-3 years	4-5 years	After 5 years

Bank indebtedness (1)	$3,349	$3,349	$—	$—	$—
Operating leases	180,454	43,379	62,256	28,199	46,620
Other long-term obligations (2)	5,125	1,796	2,076	887	366

Total contractual cash obligations	$188,928	$48,524	$64,332	$29,086	$46,986

(1)	The bank indebtedness has been reflected as payable within one year as it is repayable on demand. However, it is currently being repaid in blended monthly installments of principal and interest of $62,000 through December 2007.

(2)	Other long-term obligations include an estimated $3.6 million payable to the former shareholders of DLC. The amounts ultimately payable to the former shareholders are calculated relative to the actual operating results of the acquired business for the four remaining annual periods ending June 30, 2006 and may differ from the amount estimated at December 31, 2002 to be payable.

Amount of commitment expiration per period
(amounts in thousands)

		Less than
	Total	1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$1,444	1,444	—	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$1,444	1,444	—	—	—

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

     The consolidated financial statements reflect our estimates of the value of goodwill, management agreements and fixed assets arising from historical transactions. In assessing the underlying value of these assets, we consider estimates of future cash flows to be generated from the assets over their estimated useful life. Various factors, including customer demand, weather, transit use and government policies, could change thereby impacting these estimates, possibly materially. These factors are substantially outside of our control.

     Beginning January 1, 2002, we have accounted for goodwill under the provisions of SFAS No. 142 Goodwill and Other Intangible Assets. As of December 31, 2002, we had $45.2 million of goodwill. The determination of fair value of goodwill, and any impairment loss, utilizes cash flow projections that assume certain future revenue and costs levels, assumed earnings’ multiples based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. Future events may indicate that judgments and estimates that we made to support the carrying value of goodwill at December 31, 2002 are no longer appropriate. This could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact earnings’ multiples, unfavourable economic conditions or other factors which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities. Factors that could potentially have an unfavourable economic effect on our judgment and estimates include, among others: changes imposed by government and regulatory agencies, such as assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

     The consolidated financial statements reflect deferred income tax assets based on our assessment that we are more likely than not to be able to utilize certain deductions in the future, primarily loss carry-forwards. Changes in the timing of the recognition and amount of revenues and expenses in the future may impact our ability to utilize these deductions. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we will be required to adjust our deferred tax valuation allowance.

     Under the terms of the agreement to acquire DLC, we are required to make annual payments to the former shareholders of DLC for each of the twelve month periods ending June 30, 2003 through 2006. The payments are calculated relative to the actual operating results of the acquired business determined in accordance with generally accepted accounting principles. Each twelve month period calculation is independent and separable from each other twelve month period calculation. In making this calculation, a multiple of 6.5 is applied to each future twelve month period’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) less depreciation of any new capital expenditure on the acquired parking facilities, and one-tenth of that amount is payable in cash at that time. At December 31, 2002 we estimated this liability, based on operating results of the acquired business for 2002, to be approximately $1.0 million per annum for each of the periods through June 30, 2006. We have accrued for this amount in our Consolidated Financial Statements as at December 31, 2002. The actual amount to be paid for any given year may differ significantly from our estimate as it depends on the actual operating performance of DLC and is not subject to any limit. However, the former shareholders of DLC are required to make up any shortfall, up to $300,000, in the EBITDA of the acquired business below $1.3 million for any of the twelve month periods through June 30, 2006. A change of 10% in our estimate of operating results would result in a change of approximately $0.1 million per annum in the amount payable to the former shareholders of DLC for each of the periods through June 30, 2006.

New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations which provides accounting requirements for retirement obligation associated with tangible long-lived assets for which the legal obligation to settle is a result of an existing legal obligation, including those obligations to settle due to an existing or enacted law and written or oral contract. Such an obligation would be recognized in the period in which it meets the definition of a liability, and on initial recognition, the liability would be measured at fair value. SFAS 143 does not require the asset retirement obligation to be measured at fair value each period. Instead, it requires the recognition of changes in the liability resulting from the (a) the passage of time and (b) revisions in cash flow estimates.

     SFAS 143 also addresses the accounting for the costs associated with an asset retirement obligation. An asset retirement cost is to be capitalized as part of the cost of the related long-lived asset and charged to earnings using a systematic and rational method.

     SFAS 143 is effective for years beginning after June 15, 2002. The Company has not yet determined the effect of SFAS 143 on the Consolidated Financial Statements.

     In July, 2002 the FASB released Statement of Financial Accounting No. 146 (“SFAS 146”), Accounting for Costs associated with exit or disposal activities. SFAS 146 relates to the recognition of a liability for costs associated with an exit or disposal activity and requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability under the FASB’s conceptual framework. Previously, a liability for an exit cost was recognized when an exit plan was committed to. SFAS 146 also established fair value as the objective for initial measurement of liabilities related to exit or disposal activities. As a result, SFAS 146 significantly reduces the ability to recognize a liability for future expenses related to restructuring. Certain costs that were recognized as liabilities at the date an exit plan was committed to, will no be recognized at a later date. In addition, SFAS 146 provides additional guidance for the recognition and measurement of certain costs that are often associated with exit or disposal activities including one-time termination benefits and other associated costs.

     SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. SFAS 146 will not have a material impact on the Consolidated Financial Statements of the Company on adoption.

     In December 2002, FASB approved the issue of Statement of Financial Accounting Standard No. 148, (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 provides for three transition options for adopting the principles of SFAS 123 for measuring stock-based compensation granted to employees. The provisions of SFAS 148 also increase the prominence and frequency of financial disclosure including additional disclosures of stock-based compensation amounts in year end financial statements and SFAS 148 will require that interim financial statements include similar disclosure relating to stock-based compensation as is presently required for year end financial statements including all of the disclosure provisions of SFAS 123.

     SFAS 148 is effective for years ending on or after December 15, 2002 and the Company has provided the disclosures required in notes 2(o) and 11(b) to the Consolidated Financial Statements.

Foreign Currency Exposure

     We operate wholly-owned subsidiaries in Canada. Total historical revenues (excluding reimbursement of management contract expenses) from Canadian operations amounted to $53.5 million and $53.1 million for fiscal years 2001 and 2002, respectively. We intend to continue to invest in Canadian facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is limited as the Canadian dollar revenues have to date been significantly offset by Canadian dollar operating costs. Our net earnings in Canada for 2002 were approximately $3.5 million, or approximately C$5.5 million translated at the average exchange rate for 2002 of US$1 = C$1.57. If the exchange rate used in 2002 had been C$1.65 instead of C$1.57, the effect would be to reduce our net earnings by approximately $0.2 million. Presently, we have no formal hedging programs. We would consider implementing a hedging program if such risk materially increases.

Impact of Inflation and Changing Prices

     Our primary sources of revenues are parking revenues from owned and leased locations and management contract revenue (net of expense reimbursements). In the years ended December 31, 2001 and 2002 inflation had a limited impact on our operations.

Quarterly Results

     We may experience fluctuations in our income from quarter to quarter due to fluctuations in revenues and related expenses due to acquisitions, pre-opening costs, travel and transportation patterns affected by weather and calendar related events, and local and national economic conditions. Additionally, we manage the parking for a number of sports stadiums and arenas and our income can be affected by the relative degree of success of various sports teams. Information on our quarterly reported revenues, net income(loss) and earnings(loss) per share is disclosed in Note 14 to the Consolidated Financial Statements in this report.

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

A significant shareholder intends to sell their shareholding

     Gotham Partners and its affiliated funds (“Gotham”) own approximately 31% of the outstanding shares of the common stock of the Company. They have decided to sell their ownership interest in the Company. We have entered into a standstill agreement with Gotham that restricts their ability to divest their ownership interest in the Company prior to May 23, 2003 without the consent of the Board of Directors. The Board of Directors has appointed a Special Committee of directors to explore strategic alternatives available to the Company in the context of Gotham’s decision.

     The sale of Gotham’s ownership interest may result in a number of changes, including possibly changes in the control of the Company, the Board of Directors, management, capital structure, growth and operating strategies.

     The process to explore alternatives will also require management’s time and attention, and may mean less time devoted to following our stated growth strategy.

     We have also engaged independent advisors to assist us with the process and have committed to pay our financial advisor a fee of not less than $0.5 million. In the event that a transaction is consummated regarding the ownership of the Company, up to an additional $1.0 million in fees could be payable to our advisors. The actual amount is dependent on the nature of such a transaction. In addition, we may incur significant legal and other expenses as we explore alternatives available to us. These costs could have a materially adverse effect on our future results of operations and on our financial condition.

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

Changes in privacy legislation could harm our business by making collections more difficult and costly

     City Collection Company Limited (“City Collections”), an Impark subsidiary, identifies vehicle owners in Canada through searches based on license plate numbers. The license plate data are maintained by each province in Canada. Although most provinces have enacted privacy legislation regulating access to such data, City Collections has entered into access agreements with several provinces. Should more restrictive privacy legislation be enacted it could adversely affect City Collections’ business. In 2002, a committee of the provincial government of Alberta made a recommendation to amend existing legislation that would deny parking companies access to motor vehicle records. If the Alberta legislature accepts such recommendation, it could adversely impact our collection efforts and reduce the revenue we earn from parking violations in Alberta, Canada. In addition, fees charged for searches of motor vehicle registration are also set by provincial governments and any increase in these fees will have an adverse effect on City Collections’ business.

An increase in the cost of insurance claims and changes in the insurance marketplace could increase our costs

     We typically have a large number of small property or personal injury claims. We have insurance to cover the cost of these claims, to the extent such costs exceed a deductible amount. However, a major increase in the number and cost of claims to the insurance company could significantly increase the amount that we pay to insure against these claims.

     Additionally, due to changes in the insurance marketplace, including changes related to the terrorist attacks on September 11, 2001, we have experienced an increase in the premiums we pay for most types of insurance coverage. Changes in the insurance marketplace, including increased premium costs, could have a material adverse effect on our future results of operations and on our financial condition.

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

The large number of leased facilities increases the risk that we may not be able to cover the fixed costs of our leased facilities

     We leased 568 and owned 15 facilities as of December 31, 2002. Although there is more potential for income from leased and owned facilities than from management contracts, they also carry more risk if there is a downturn in property performance or commercial real estate occupancy rates because a significant part of the costs to operate such facilities typically is fixed. For example, in the case of leases, there are typically minimum lease payments, and in the case of owned facilities, there are the normal risks of ownership and costs of capital. In addition, maintenance and operating expenses for both leased and owned facilities are borne by us and are not passed through to the owner, as is the case with management contracts. Generally, performance of our parking facilities depend, in part, on our ability to negotiate favorable contract terms, our ability to control operating expenses, financial conditions prevailing generally and in areas where parking facilities are located, the nature and extent of competitive parking facilities in the area, weather conditions and the real estate market generally. The relative significance of our leases can be viewed in relation to the term remaining on currently active leases and the extent to which the direct costs of operating those leased facilities historically have been covered by revenue generated by the facilities. This is illustrated by the table below, which groups our leased locations that were active at December 31, 2002 by the year that the related agreement will expire, as follows:

	Year ended December 31, 2002 (1)

Term expires	Revenue	Direct costs (2)		Coverage (3)

2003	$18,935	$16,505	1.15
2004	14,597	12,945	1.13
2005	10,038	9,145	1.10
2006	8,430	7,155	1.18
2007 and thereafter	27,285	25,534	1.07

Total	$79,285	$71,284	1.11

(1)	For leased locations that were open as at December 31, 2002.

(2)	Direct costs included minimum rental payments, contingent payments based upon a percentage of revenues, property taxes and other operating expenses.

(3)	Coverage is calculated by dividing Revenue by Direct costs. Coverage should not be considered in isolation or as a substitute of measures of performance prepared in accordance with generally accepted accounting principles. Coverage is not an accepted measure under generally accepted accounting principles and other companies will use different measures or different calculations of profitability.

Several of our locations are dependent on sports-related traffic

     Several of our leased facilities are located beside or in the vicinity of major sporting arenas. A significant proportion of the revenue earned at these locations occurs during regular and post-season games. In 2002, approximately 7% of our revenue was earned from customers attending baseball games. A player strike or other work stoppage leading to the cancellation of games, or a reduction in attendance at games, would substantially reduce the revenue earned at these locations. However, our fixed rent commitments on these locations would be unchanged. As a result, the profit we earn from these facilities would decrease significantly.

The declaration of war in the Middle East, or related terrorist activity, could affect demand for parking

     Consumer confidence may be affected by the declaration of war in the Middle East. A loss of confidence may lead to the public being less likely to incur discretionary spending on restaurants, sporting events and theatres, which in turn means less demand and lower revenues at adjacent parking facilities.

     Furthermore, the threat of, or actual, terrorist activity in urban centres in North America may lead to restrictions on access to streets or buildings in the downtown areas. This may result in the access to parking facilities being more difficult, or not permitted at all, which will have an adverse effect on revenue generated from those facilities.

Item 7a.   Quantitative and Qualitative Disclosure about Market Risk

     To December 31, 2002, we have not entered into significant derivative instruments either for hedging or speculative purposes. As of December 31, 2002, we had no such instruments outstanding. We will periodically hold excess available cash in cash equivalents which are short-term deposits at major financial institutions with terms to maturity at the date of acquisition of three months or less.

Interest Rates:

     Our primary exposure to market risk consists of changes in interest rates on cash invested in short-term deposits which are all included in cash equivalents on our consolidated balance sheet. As of December 31, 2002, we had approximately $2.5 million invested in short-term deposits, earning approximately 0.9% in interest. Changes in interest rates could impact our anticipated real rate of return. However, due to the short-term nature of such investments, the risk of loss to market is not expected to be significant.

     Our bank indebtedness of $3.3 million at December 31, 2002 bears interest at rates which vary with changes in the London Interbank Offered Rate (“LIBOR”). Based on our current borrowing level, a 1% change in LIBOR would impact net income by less than $0.1 million annually.

Foreign Currency Exposure:

     We operate wholly-owned subsidiaries in Canada. Total revenues (excluding reimbursement of management contract expenses) from Canadian operations amounted to $53.5 million for the year ended December 31, 2002 as detailed in Note 14 to the Financial Statements. We intend to continue to invest in Canadian facilities, and may identify expansion opportunities in other foreign countries. We believe that our exposure to foreign currency fluctuations is limited because our Canadian dollar revenues have to date been significantly offset by Canadian dollar operating costs. Our net earnings in Canada for 2002 were approximately $3.5 million, or approximately C$5.5 million translated at the average exchange rate for 2002 of US$1 = C$1.57. If the exchange rate used in 2002 had been C$1.65 instead of C$1.57, the effect would be to reduce our net earnings by approximately $0.2 million. Presently, we have no formal hedging programs, other than investing any excess Canadian cash in U.S. Treasury bills. We would consider implementing a hedging program if such risk materially increases.

Item 8.   Financial Statements and Supplementary Data

     The consolidated financial statements listed in Item 14(a)1 and 14(a)2 are included in this report on pages F-1 through F-6.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Part III

Item 10.   Directors and Executive Officers of the Registrant

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2003 Annual Meeting of Shareholders.

Item 11.   Executive Compensation

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2003 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2003 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2003 Annual Meeting of Shareholders.

Part IV

Item 14.   Controls and Procedures

Disclosure Controls and Procedures

     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) under the supervision of our chief executive officer and chief financial officer within 90 days of the filing date of this Annual Report on Form 10-K. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Index to Exhibits

Exhibit No.	Description

2.1	Memorandum of Understanding regarding the Distribution between First Union Real Estate Equity and Mortgage Investments (“First Union”) and the Registrant (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

4.1	Specimen certificate for shares of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.1	2000 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.2	Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000) and First Amendment to Indemnification Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K as filed on March 26, 2002).

10.3	Huntzinger Employment Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

10.4	Wallner Employment Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

10.5*	Newsome Employment Agreement (attached herewith).

10.6	$20.0 million Credit Facility (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K as filed on March 28, 2001).

10.7	Restricted Stock Agreement for Annual Stock Grant to Directors (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q as filed on November 13, 2001).

10.8	Amended and Restated Share Purchase Agreement between Imperial Parking (U.S.), Inc. and the shareholders of DLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on July 12, 2001).

10.9	Standstill Agreement between Gotham Partners and the Registrant (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed on January 23, 2003).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q as filed on November 13, 2001).

(b)  Report on Form 8-K

     We did not file any reports on Form 8-K during the last quarter of fiscal year ended December 31, 2002.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PARKING CORPORATION

Date: March 26, 2003	By: /s/ J. BRUCE NEWSOME

J. Bruce Newsome Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHARLES E. HUNTZINGER Charles E. Huntzinger	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

/s/ J. BRUCE NEWSOME J. Bruce Newsome	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

/s/ WILLIAM A. ACKMAN William A. Ackman	Chairman of the Board of Directors	March 26, 2003

/s/ DANIEL P. FRIEDMAN Daniel P. Friedman	Vice-Chairman of the Board of Directors	March 26, 2003

/s/ TALTON R. EMBRY Talton R. Embry	Director	March 26, 2003

/s/ ARMAND E. LASKY Armand E. Lasky	Director	March 26, 2003

/s/ BETH A. STEWART Beth A. Stewart	Director	March 26, 2003

/s/ MARY ANN TIGHE Mary Ann Tighe	Director	March 26, 2003

/s/ DAVID J. WOODS David J. Woods	Director	March 26, 2003

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Charles Huntzinger, certify that:

1.	I have reviewed this annual report on Form 10-K of Imperial Parking Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ Charles Huntzinger

Charles Huntzinger Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, J. Bruce Newsome, certify that:

1.	I have reviewed this annual report on Form 10-K of Imperial Parking Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ J. Bruce Newsome

J. Bruce Newsome Chief Financial Officer

AUDITORS’ REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Imperial Parking Corporation as at December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Parking Corporation as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2(i) to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounts Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated prior to July 1, 2001.

KPMG LLP

Chartered Accountants

Vancouver, Canada

January 31, 2003

IMPERIAL PARKING CORPORATION
Consolidated Balance Sheets
(Stated in thousands of United States dollars)

December 31, 2002 and 2001

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$15,138	$10,991
Accounts receivable	6,408	6,875
Current portion of recoverable development costs	781	880
Inventory	960	781
Deposits and prepaid expenses	1,347	1,135
Deferred income taxes (note 10)	1,034	2,412

	25,668	23,074
Recoverable development costs	2,435	3,940
Fixed assets (note 4)	14,350	14,661
Management and lease agreements (note 5)	867	336
Other assets (note 6)	3,895	2,975
Goodwill (note 7)	45,213	44,259

	$92,428	$89,245

	2002	2001

Liabilities and Stockholders’ Equity
Current liabilities:
Management agreements payable	$5,889	$6,434
Trade accounts payable and other accrued liabilities	7,479	5,861
Payable to employees and former employees	2,302	1,936
Sales tax payable	1,542	1,367
Bank indebtedness (note 8)	3,349	3,900
Current portion of other long-term liabilities	1,581	1,204
Deferred revenue	1,985	2,081

	24,127	22,783
Other long-term liabilities (note 9)	4,139	4,921
Deferred income taxes (note 10)	2,690	3,280

	30,956	30,984
Stockholders’ equity (note 11):
Common stock $0.01 par value; 10,000,000 shares authorized:
1,822,639 (2001 - 1,818,017 shares) shares issued and outstanding	18	18
Additional paid-in capital	60,730	60,718
Retained earnings	4,504	2,183
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(3,780)	(4,658)

	61,472	58,261

	$92,428	$89,245

Commitments and contingencies (note 16)
Subsequent events (note 18)

See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Consolidated Statements of Operations
(Stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Revenues:
Parking and management contract	$109,351	$90,548	$53,305
Reimbursement of management contract expenses	30,491	27,350	19,573

Total revenues	139,842	117,898	72,878
Direct costs:
Cost of parking and management contracts	87,160	70,027	39,818
Reimbursed management contract expenses	30,491	27,350	19,573

Total direct costs	117,651	97,377	59,391

Gross margin	22,191	20,521	13,487
Other expenses:
General and administrative	15,821	14,362	8,758
Depreciation and amortization of management and lease agreements	2,397	2,523	2,009
Amortization of goodwill	—	2,206	1,701
Equity share of limited liability company losses	116	168	—

	18,334	19,259	12,468

Operating income	3,857	1,262	1,019
Other income (expense):
Interest income	514	577	744
Interest income on notes receivable from related companies	—	—	1,035
Interest expense on note payable to First Union	—	—	(786)
Other interest expense	(420)	(298)	—

	94	279	993

Earnings before income taxes	3,951	1,541	2,012
Income taxes (note 10):
Current	346	173	272
Deferred	1,284	649	—

	1,630	822	272

Net earnings	2,321	719	1,740
Other comprehensive income (loss):
Foreign currency translation adjustments	878	(3,214)	(782)

Comprehensive income (loss)	$3,199	$(2,495)	$958

Earnings per share (note 12)
Basic	$1.27	$0.40	$0.83
Diluted	$1.21	$0.39	$0.83

See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Consolidated Statements of Stockholders’ Equity
(Stated in thousands of United States dollars)

Years ended December 31, 2002, 2001 and 2000

	Common stock		Additional	Retained	Foreign currency
			paid-in	earnings	translation
	Number	Amount	capital	(deficit)	adjustment	Total

Balance, December 31, 1999	—	$—	$17,017	$(14,984)	$(662)	$1,371
Contributions by First Union:
To repay outstanding credit facility	—	—	26,369	—	—	26,369
Interest in limited liability company	—	—	3,413	—	—	3,413
Cash for working capital and to fund future costs of limited liability company	—	—	5,879	—	—	5,879
In settlement of obligations to related parties	—	—	8,020	—	—	8,020
To acquire net assets of FUMI parking related business	—	—	18,604	—	—	18,604
Net earnings	—	—	—	1,740	—	1,740
Foreign currency translation adjustment	—	—	—	—	(782)	(782)
Capitalization of Impark, par value of $0.01 per share	2,121,318	21	(14,708)	14,708	—	21
Shares issued to directors	6,444	—	114	—	—	114
Purchase of fractional shares	—	—	(24)	—	—	(24)

	2,127,762	21	64,684	1,464	(1,444)	64,725
Shares repurchased	(284,762)	(3)	(4,693)	—	—	(4,696)

Balance, December 31, 2000	1,843,000	18	59,991	1,464	(1,444)	60,029
Net earnings for the period	—	—	—	719	—	719
Foreign currency translation adjustment in period	—	—	—	—	(3,214)	(3,214)
Stock-based compensation	—	—	1,186	—	—	1,186
Options exercised	5,875	—	84	—	—	84
Shares repurchased	(30,858)	—	(543)	—	—	(543)

Balance, December 31, 2001	1,818,017	18	60,718	2,183	(4,658)	58,261
Net earnings for the period	—	—	—	2,321	—	2,321
Foreign currency translation adjustment in period	—	—	—	—	878	878
Stock-based compensation	—	—	(65)	—	—	(65)
Options exercised	4,622	—	77	—	—	77

Total stockholders’ equity, December 31, 2002	1,822,639	$18	$60,730	$4,504	$(3,780)	$61,472

See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Consolidated Statements of Cash Flows
(Stated in thousands of United States dollars)

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash provided by (used in):
Operations:
Net earnings	$2,321	$719	$1,740
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of management and lease agreements	2,397	2,523	2,009
Amortization of goodwill	—	2,206	1,701
Recovery of recoverable development costs	640	1,057	811
Equity share of limited liability company losses	116	168	—
Non-cash interest expense	128	154	—
Rent expense in excess of lease payments	370	—	—
Stock-based compensation	(65)	780	114
Deferred income taxes	1,284	649	—
Interest income capitalized to note receivable	—	—	(697)
Interest expense capitalized to note payable to First Union	—	—	786
Changes in non-cash working capital items:
Restricted cash	—	2,688	(2,688)
Accounts receivable	843	(1,026)	(714)
Inventory	(171)	(80)	135
Deposits and prepaid expenses	(214)	(126)	(156)
Management agreements payable	(591)	270	(397)
Trade accounts payable and other accrued liabilities	3,082	879	571
Payable to employees and former employees	348	(486)	(11)
Sales tax payable	164	(97)	(1,578)
Deferred revenue	(106)	444	(4,211)
Interest receivable on notes receivable from related parties	—	—	8
Receivables from related parties	—	—	(127)

	10,546	10,722	(2,704)
Investments:
Purchase of fixed assets	(1,675)	(2,624)	(1,115)
Acquisition of parking business, net of cash acquired (note 3(a))	(1,836)	(4,601)	(1,219)
Change in other assets	(233)	(686)	1,597
Increase in recoverable development costs	(1,491)	(266)	(1,852)
Acquisition of management and lease agreements	(828)	—	—
Acquisition of minority interest in FUMI parking related business	—	—	(453)
Repayment of outstanding credit facilities	—	—	(26,369)
Cash portion of business acquired	—	—	8,123

	(6,063)	(8,177)	(21,288)

IMPERIAL PARKING CORPORATION
Consolidated Statements of Cash Flows, (Continued)
(Stated in thousands of United States dollars)

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Financing:
Options exercised	77	84	—
Proceeds from bank indebtedness	—	3,900	—
Repayment of bank indebtedness	(552)	—	—
Change in other liabilities	122	(75)	(25)
Purchase of common shares	—	(543)	(4,720)
Cash contributions	—	—	32,701

	(353)	3,366	27,956
Effect of exchange rate changes on cash and cash equivalents	17	(535)	(333)

Increase in cash and cash equivalents	4,147	5,376	3,631
Cash and cash equivalents, beginning of year	10,991	5,615	1,984

Cash and cash equivalents, end of year	$15,138	$10,991	$5,615

Supplementary information:
Interest paid	$129	$87	$—
Income taxes paid	402	254	491
Non-cash transactions:
Participation rent payable applied to reduce note receivable	829	—	—
Interest income capitalized to notes receivable	—	—	697
Interest expense capitalized to note payable	—	—	786

See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

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

For financial reporting purposes, the Company is considered to be a continuation of the FUR Parking Business and the fiscal 2000 financial statements reflect its operations consolidated with those of the FUMI Parking Business from the date of its acquisition, which has been accounted for with effect from the close of business on March 31, 2000 (note 3(b)).

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

Years ended December 31, 2002, 2001 and 2000

2.	Significant accounting policies (continued):

(b)	Use of estimates:

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to assessment of the outcome of contingencies, valuation of goodwill, estimation of the useful lives of fixed assets and management and lease agreements in determining depreciation and amortization, and the extent and timing of recoverability of deferred tax assets. Actual amounts may differ from the estimates applied in the preparation of these financial statements.

(c)	Cash equivalents:

Cash equivalents includes certificates of deposit and other highly liquid instruments with original terms to maturity of three months or less when acquired.

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

Years ended December 31, 2002, 2001 and 2000

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

The Company assesses impairment of long-lived assets including certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell.

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

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

2.	Significant accounting policies (continued):

(i)	Goodwill (continued):

In connection with goodwill impairment evaluation, SFAS No.142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company identified its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. As a result of this process, the Company has identified reporting units by geographical operations for Canada and the United States. Within the United States, separate reporting units have been identified based on operational characteristics and, as they are one level below an operating segment, discrete financial information exists and segment management directly reviews these units. The Company has determined the fair value of its reporting units and compared them to each reporting unit’s carrying amount. As the fair value of each of the company’s reporting unit’s exceeded their carrying value, there was no indication that any reporting unit’s goodwill was impaired. Therefore the Company was not required to perform the second step of the transitional impairment test. The Company completes an annual test of impairment in the book value of goodwill on November 30 of each fiscal year, commencing in 2002. The completion of the annual impairment test indicated that no impairment provision against goodwill in any of the Company’s reporting units is required.

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

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

2.	Significant accounting policies (continued):

(k)	Revenue recognition (continued):

Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force issue No. 01-14 (“EITF 01-14”), “Income Statement Classification of Reimbursement of “Out-of-Pocket” Expenses Incurred”. EITF 01-14 requires that the Company classify the reimbursement of costs incurred on behalf of managed parking facilities as revenue from reimbursement of management contract expenses, and the costs incurred on behalf of the owners of managed parking facilities as reimbursed management contract expenses. These costs relate primarily to payroll and other operating costs of managed parking facilities where the Company is the manager of the facility. Comparative financial statements for prior periods have been reclassified to conform with the presentation adopted in the 2002 financial statements.

(l)	Foreign currency translation:

The functional currency of the Company’s operations in the United States is the United States dollar. For facilities and operations located in Canada, the functional currency is the Canadian dollar (“CDN”).

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

To the Company, comprehensive income (loss) consists of net earnings and the change in the foreign currency translation adjustment amount for the year. Comprehensive income does not affect the Company’s financial position, results of operations or earnings per share.

(n)	Earnings per share:

Basic earnings per common share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting the weighted average number of outstanding shares by that number which assumes that the proceeds received on exercise of dilutive securities is applied to the repurchase of common shares at the average market price for the period. The weighted average number of shares outstanding gives retroactive effect to the shares issued on the formation of the Company.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

2.	Significant accounting policies (continued):

(o)	Stock option plan:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for stock options granted to employees and directors. As such, compensation expense for fixed stock option plans is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation for variable stock option plans is recorded on an ongoing basis based on the change in intrinsic value of the options. For accounting purposes, the date of the stockholder approval is considered to be the date on which the measurement of any compensatory effect occurs. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to apply the intrinsic value-based method of accounting described above, and adopt only the disclosure requirements of SFAS No. 123 (note 11(b)).

(p)	Comparative figures:

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

3.	Acquisition of businesses:

(a)	DLC Management Group, Inc.:

Effective July 1, 2001, the Company acquired all of the issued and outstanding shares of DLC Management Group, Inc. (“DLC”) for net cash of $4.6 million, including acquisition costs of $0.2 million. The former shareholders of DLC are also entitled to additional cash consideration equal to a proportion of the actual operating results of the acquired business, calculated in accordance with the acquisition agreement, for each of the twelve month periods ending June 30, 2002 through 2006. The present value of these future payments at July 1, 2001 was estimated to be $4.4 million and has been included in the cost of the acquisition. The liability for these payments has been included on the Company’s balance sheet in “other long-term liabilities” as it is more likely than not at December 31, 2002 that these amounts will be payable.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

3.	Acquisition of businesses (continued):

(a)	DLC Management Group, Inc. (continued):

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

$8,987

During the year ended December 31, 2002, the Company paid additional consideration of $1.8 million, of which $1.2 million was accrued when the purchase was initially recorded. The remaining $0.6 million of this contingent payment was recorded during the year ended December 31, 2002.

The results of operations of DLC from July 1, 2001, being the effective date of acquisition by the Company, are included in these consolidated financial statements.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

3.	Acquisition of businesses (continued):

(b)	FUMI Parking Business:

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

4.	Fixed assets:

		Accumulated	Net book
2002	Cost	depreciation	value

Land	$6,508	$—	$6,508
Buildings and improvements	1,970	236	1,734
Leasehold improvements	4,060	1,913	2,147
Furniture and fixtures	410	155	255
Equipment	6,487	3,085	3,402
Automotive equipment	593	289	304

	$20,028	$5,678	$14,350

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

4.	Fixed assets (continued):

		Accumulated	Net book
2001	Cost	depreciation	value

Land	$6,446	$—	$6,446
Buildings and improvements	1,582	183	1,399
Leasehold improvements	3,980	1,280	2,700
Furniture and fixtures	374	92	282
Equipment	5,359	1,909	3,450
Automotive equipment	500	116	384

	$18,241	$3,580	$14,661

5.	Management and lease agreements:

	2002	2001

Cost	$1,982	$1,140
Accumulated amortization	(1,115)	(804)

	$867	$336

Amortization expense related to management and lease agreements for the year ended December 31, 2002 was $311,000 (2001 - $300,000; 2000 - $425,000). The estimated annual amortization for each of the next 5 years is as follows:

2003	$267
2004	179
2005	152
2006	152
2007	117

$867

Under certain parking management agreements, the Company is committed to pay fees to landlords based on either a fixed monthly rate, a percentage of gross parking revenues or a percentage of net income. These fees payable are recognized in accordance with the terms of the specific agreement.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

6.	Other assets:

	2002	2001

Note receivable (a)	$1,890	$1,900
Note receivable (b)	781	—
Other	1,224	1,075

	$3,895	$2,975

(a)	The note is receivable from a director of a subsidiary of the Company and bears interest at 8% per annum to April 2004 and 9.25% thereafter. Principal repayments of $19,000 are required each quarter. In addition, one principal payment of $0.4 million is required on April 30, 2004 and monthly blended interest and principal repayments of $14,000 until April 30, 2004 and $16,000 from May 1, 2004 until the note matures on April 30, 2009. The note is secured by all issued and outstanding shares of Robbins Parking Limited.

(b)	The note is receivable from a landlord in connection with the recovery of deferred development costs. The note will be repaid by the landlord through offset of participation rent payable under various lease agreements expiring at various dates through November 2009. The note receivable bears interest at prime plus 1%.

7.	Goodwill:

	2002	2001

Carrying value, beginning of year	$44,259	$41,131
Acquisition of businesses	—	7,289
Adjustments to prior year acquisitions on payment of contingent payments	631	203
Amortization	—	(2,206)
Effect of exchange rates	323	(2,158)

Carrying value, end of year	$45,213	$44,259

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

7.	Goodwill (continued):

As of December 31, 2002, the Company’s unamortized goodwill amounted to $45.2 million. The effects of adoption of SFAS No.142 (note 2(i)) on results of operations for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands, except per share data):

	Year ended December 31

	2002	2001	2000

Net earnings:
Reported net earnings	$2,321	$719	$1,740
Add back: Goodwill amortization	—	2,206	1,701

Adjusted net earnings	$2,321	$2,925	$3,441

Basic earnings per share:
Reported net earnings per share	$1.27	$0.40	$0.83
Goodwill amortization	—	1.21	0.81

Adjusted net earnings per share	$1.27	$1.61	$1.64

Diluted earnings per share:
Reported net earnings per share	$1.21	$0.39	$0.83
Goodwill amortization	—	1.18	0.81

Adjusted net earnings per share	$1.21	$1.57	$1.64

8.	Bank indebtedness:

The Company has a credit facility (the “Credit Facility”) providing for borrowings of up to $20 million, consisting of a $12.5 million non-revolving loan; a $5 million revolving credit facility; and $2.5 million for standby letters of credit. The non-revolving loan facility bears interest at LIBOR plus 1.625% per annum and is repayable on demand. The revolving credit facility bears interest at the lending bank’s prime rate. The amount outstanding under the Company’s Credit Facility as of December 31, 2002 was $3.3 million with a weighted average interest rate of 3.4%. This is solely comprised of amounts drawn under the non-revolving loan facility and is currently being repaid in blended monthly payments of principal and interest of $62,000 through December 2007. The remaining amount available under the Credit Facility was $14.7 million at December 31, 2002.

The bank credit facilities are secured by a general assignment by the Company in favour of the bank, debentures over certain real property, assignment of rents and leases, securities pledge agreements and assignment of insurance. Advances require certain conditions precedent to be met and are subject to the bank’s written approval.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

9.	Other long-term liabilities:

	2002	2001

Present value of future payments to former shareholders of DLC (a)	$3,612	$4,540
Other	2,108	1,585

	5,720	6,125
Current portion	1,581	1,204

	$4,139	$4,921

(a)	The present value of future payments represents the estimated additional cash consideration required to be paid in future years pursuant to the DLC purchase agreement (note 3(a)). Interest on the balance is accrued at 7% per annum.

10.	Income taxes:

Income tax expense (recovery) consists of:

		Income tax expense
	Net earnings
	before tax	Current	Deferred	Total

Year ended December 31, 2002:
Canada	$5,787	$106	$2,184	$2,290
United States	(1,836)	240	(900)	(660)

	$3,951	$346	$1,284	$1,630

Year ended December 31, 2001:
Canada	$3,325	$86	$2,192	$2,278
United States	(1,784)	87	(1,543)	(1,456)

	$1,541	$173	$649	$822

Year ended December 31, 2000:
Canada	$2,892	$153	$—	$153
United States	(880)	119	—	119

	$2,012	$272	$—	$272

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

10.	Income taxes (continued):

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes as a result of the following:

	2002	2001	2000

Computed “expected” tax expense	$1,383	$539	$698
Increase (reduction) in income taxes resulting from:
Impact of difference between U.S. federal and Canadian effective tax rates	198	326	223
Effect of change in enacted tax rates	—	445	—
Change in valuation allowance	(266)	(829)	(1,683)
Reduction in deferred income tax liability on inter-company debt	—	(5,219)	—
Income from Canadian subsidiary taxable in the United States	—	4,434	—
Amortization of non-deductible goodwill	—	954	765
Corporation capital and state tax	346	173	272
Other	(31)	(1)	(3)

	$1,630	$822	$272

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets:
Loss carry forwards	$1,239	$3,656
Accrued liabilities	269	247
Management agreements	245	333

	1,753	4,236
Valuation allowance	—	(266)

Net deferred tax assets	1,753	3,970
Deferred tax liabilities:
Long-lived assets, principally due to differences in depreciation	(292)	(507)
Income from Canadian subsidiary taxable in the United States	(2,758)	(3,952)
Other assets	(359)	(379)

Total deferred tax liabilities	(3,409)	(4,838)

Net deferred tax liability	$(1,656)	$(868)

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

10.	Income taxes (continued):

	2002	2001

Reflected on consolidated balance sheet:
Current deferred asset, net	$1,034	$2,412
Non-current deferred liability, net	(2,690)	(3,280)

Net deferred tax liability	$(1,656)	$(868)

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

The Company’s Canadian subsidiaries had total income tax losses and deductions of approximately $2.7 million available at December 31, 2002 to reduce future income taxes payable in Canada which are available and expire as follows:

2006	$2,694
2008	18

$2,712

11.	Stockholders’ equity:

(a)	Treasury stock:

(i)	In June 2000, the Board of Directors approved a voluntary Odd-Lot Tender program, whereby shareholders, on closing at June 13, 2000, owning less than 100 shares, could sell their shares of common stock at $16.00 without incurring brokerage commissions.

The program closed on July 27, 2000 with shareholders tendering 38,298 shares at a cost of $632,901, including expenses.

(ii)	In October 2000, the Board of Directors authorized $1,000,000 for the repurchase of the Company’s outstanding common stock. Under this buy-back authorization, the Company repurchased 31,370 shares in October 2000 at a cost of $511,000.

(iii)	In December 2000, the Board of Directors authorized the repurchase of 215,094 shares in December 2000 at a cost of $3,553,000.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

11.	Stockholders’ equity (continued):

(a)	Treasury stock (continued):

(iv)	In January 2001, the Board of Directors of the Company increased the authorization limit for the repurchase of the Company’s outstanding common stock from $1,000,000 to $1,250,000. Under the buy back authorization, the Company repurchased 30,858 shares in January 2001 at a cost of $543,500.

(v)	In September 2001, the Board of Directors increased the authorization limit for the repurchase of the Company’s outstanding common stock from $1,250,000 to $2,000,000.

(b)	Stock options:

In May 2001, the stockholders of the Company approved the 2000 Stock Incentive Plan allowing the Company to grant stock options to executives and management. The plan includes variable stock options whereby the exercise price of the options increases during the term of the options. A total of 315,000 shares were reserved for issuance under the plan.

A summary of the status of the Company’s stock option plan as of December 31, 2002 and changes during the two years then ended is presented below:

		Weighted average
	Options outstanding	Exercise price

Balance at January 1, 2001	—	$—
Options granted	272,652	13.04
Options exercised	(5,875)	14.09
Options cancelled/forfeited	(2,750)	12.81

Balance at January 1, 2002	264,027	$15.71
Options granted	16,250	23.91
Options exercised	(4,622)	16.20
Options cancelled/forfeited	(5,250)	18.05

Balance at December 31, 2002	270,405	$18.04

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

11.	Stockholders’ equity (continued):

(b)	Stock options:

The Company measures employee stock compensation expense in these consolidated financial statements based on the intrinsic value of the options. Had compensation expense been determined using the fair value method in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net earnings and earnings per share would have been as follows (there would be no effect on the year ended December 31, 2000):

	2002	2001

Net earnings:
As reported	$2,321	$719
Pro forma	1,923	1,173
Net earnings per share:
As reported	1.27	0.40
Pro forma	1.05	0.65
Diluted net earnings per share:
As reported	1.21	0.39
Pro forma	1.01	0.63
Stock-based compensation expense (recovery) included in earnings:
As reported	(65)	780
Pro forma	333	326

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in fiscal 2001 and 2002. The following assumptions were applied in determining the pro forma compensation cost:

	2002	2001

Risk-free interest rate	4.07%	4.04%
Expected dividend yield	0.00%	0.00%
Expected option life (years)	5	5
Expected stock price volatility	12.0%	22.0%
Weighted average fair value of options granted at market prices	$5.11	$3.97

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

11.	Stockholders’ equity (continued):

The following table summarizes stock options outstanding and exercisable at December 31, 2002:

		Outstanding		Exercisable

		Weighted
		average remaining	Weighted		Weighted
		contractual life	average		average
Exercise price range	Options	(years)	exercise price	Options	exercise price

$16.40 - $20.56	229,655	7.3	$16.41	154,284	$16.41
$22.22 - 27.51	24,500	8.7	26.84	7,563	26.55
$24.28 - 29.09	16,250	9.4	27.77	2,156	27.94

	270,405	7.5	$18.04	164,003	$17.02

12.	Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share:

	2002			2001			2000

	Earnings	Common		Earnings	Common		Earnings	Common
	available	shares	Per share	available	shares	Per share	available	shares	Per share
	($000s)	(000s)	amount	($000s)	(000s)	amount	($000s)	(000s)	amount

Basic earnings per share:
Net earnings	$2,321	1,821	$1.27	$719	1,816	$0.40	$1,740	2,100	$0.83
Effect of dilutive stock and options:
Stock option plan	—	92	(0.06)	—	45	(0.01)	—	—	—

Diluted earnings per share	$2,321	1,913	$1.21	$719	1,861	$0.39	$1,740	2,100	$0.83

13.	Business segments:

Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the revenue, operating results and assets for these geographic regions:

	2002			2001			2000

	Canada	U.S.	Total	Canada	U.S.	Total	Canada	U.S.	Total

Revenue (excluding reimbursement of expenses)	$53,085	$56,266	$109,351	$53,451	$37,097	$90,548	$38,338	$14,967	$53,305
Total revenue	74,593	65,249	139,842	74,938	42,960	117,898	54,666	18,212	72,878
Depreciation and amortization	1,249	1,148	2,397	3,785	944	4,729	3,162	548	3,710
Operating income	6,283	(2,426)	3,857	3,641	(2,379)	1,262	1,063	(44)	1,019
Income tax expense	2,290	(660)	1,630	2,278	(1,456)	822	153	119	272
Goodwill	35,913	9,300	45,213	35,591	8,668	44,259	39,677	1,454	41,131
Long-lived assets	13,943	5,169	19,112	12,135	5,837	17,972	13,164	4,390	17,554
Total assets	65,734	26,694	92,428	60,870	28,375	89,245	63,405	15,986	79,391

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

14.	Unaudited quarterly financial information:

The following tables sets forth selected unaudited quarterly information for the Company’s last eight fiscal quarters.

	Fiscal 2002 Quarter End

	December 31	September 30	June 30	March 31

Revenues (excluding reimbursement of expenses)	$27,610	$28,615	$28,317	$24,809
Gross margin	4,773	6,032	6,612	4,774
Net income (loss) for the period	497	726	1,159	(61)
Net income (loss) per share, basic	0.26	0.40	0.64	(0.03)
Net income (loss) per share, diluted	0.26	0.37	0.61	(0.03)

	Fiscal 2001 Quarter End

	December 31	September 30	June 30	March 31

Revenues (excluding reimbursement of expenses)	$24,971	$25,211	$22,306	$18,060
Gross margin	5,037	5,547	6,104	3,833
Net income (loss) for the period	(133)	292	936	(376)
Net income (loss) per share, basic	(0.07)	0.16	0.52	(0.21)
Net income (loss) per share, diluted	(0.07)	0.15	0.51	(0.21)

15.	Fair value of financial instruments:

The fair values of cash and cash equivalents, accounts receivable, management agreements payable, trade accounts payable and accrued liabilities, payable to employees and former employees and sales tax payable are estimated to equal their carrying value due to their short-term to maturity or ability for prompt liquidation. The carrying value of the bank indebtedness and other long-term liabilities approximate their fair values based on market rates of interest.

The fair value of notes receivable is not readily determinable due to the nature of the relationship between the Company and the other parties.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

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

2003	$40,700
2004	33,151
2005	24,903
2006	16,496
2007	10,076

The Company also leases certain of its office premises, automobiles and office equipment under long-term operating leases. The aggregate annual minimum lease payments required under operating leases in each of the next five years are as follows:

2003	$2,679
2004	2,328
2005	1,874
2006	1,013
2007	614

Total minimum and contingent lease payments included in results from operations for the year ended December 31, 2002 were $57.6 million (2001 - $48.1 million; 2000 - $28.7 million).

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

16.	Commitments and contingencies (continued):

(b)	Contingencies:

(i)	As part of its regular operations, the Company periodically becomes involved with legal claims or potential claims related to damage to vehicles or personal injuries for which the Company carries insurance, or disagreements with individual employees or on the interpretation of management or lease agreements. In the opinion of management, the resolution of these matters will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

(ii)	Imperial Parking Canada Corporation, a wholly owned subsidiary of the Company, is a defendant in a lawsuit filed by Sterling Parking Ltd. (“Sterling”) in April 2001, in the Queen’s Bench of Alberta. The suit involves an alleged breach by Imperial Parking Canada Corporation of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management of certain Sterling lots in Calgary. The proposed transaction with Sterling was not completed and Sterling claims in the lawsuit that Imperial Parking Canada Corporation wrongfully bid on certain lots and improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $7.3 million (CDN$11.6 million). The Company believes that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. The parties are currently negotiating a settlement. If a settlement is not reached, the Company intends to defend itself vigorously. The Company expects that any damages awarded against Imperial Parking Canada Corporation will not have a material effect on its financial position or results of operations.

(c)	Letters of credit:

The Company has outstanding letters of credit totalling $1.4 million.

17.	Related parties:

The Company leased three properties from an entity controlled by the Company’s Vice-Chairman and an employee of the Company. One of the properties was sold by the entity to a third party during the year. The terms of the two remaining leases are up to five years and minimum annual rent for the two properties is $1.4 million, increasing to $1.6 million over the lease terms. Percentage rent is also payable. The Company also sub-leases a portion of its office premises in New York City to the same entity, with rent revenue of $0.2 million per annum. The net amount paid in 2002 under the terms of these leases was $2.8 million (2001 — $1.6 million). In 2002, the Company incurred a combined operating loss of $50,000 (2001 - $97,000 profit) from operating these three properties.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

17.	Related parties (continued):

The Company leased three properties and operated one property under a management agreement from entities controlled by a director of the Company. The leased properties have combined minimum annual rent of $3.1 million, increasing to $3.6 million during the terms of the leases which are up to 20 years. Under the management agreement, which has a one year term, the Company is entitled to an annual management fee of $30,000. In 2002, the Company paid $3.0 million (2001 - $2.4 million) under the terms of these agreements. The Company also recorded in 2002 a contribution of $0.1 million (2001 - nil) from one of the entities towards the operating expenses of one of the leased properties. In 2002, the Company incurred a combined operating loss of $0.6 million (2001 - $0.1 million) from operating these four properties.

The Company operated one property under a management agreement from an entity controlled by the Chairman of the Company and leased one property from an entity in which the Chairman has a beneficial interest. Under the management agreement, which is on a month-to-month basis, the Company is entitled to a management fee based on operating performance of the property. The Company earned $19,000 in fees in 2002 (2001 - nil) under the agreement. The leased property has minimum annual rent of $60,000 and the lease term is for one year, although either party may terminate the lease upon 30 days notice. In 2002, the Company paid $45,000 (2001 - nil) under the terms of the lease agreement. In 2002, the Company generated a combined operating profit of $10,000 (2001 - nil) from operating these two properties.

In 1999, the Company entered into a ten year exclusive agreement for outdoor advertising on its parking facilities in Canada with an entity whose President at such time was and is now also a director of the Company. The director is no longer an employee of that entity. In 2002, the Company received $0.5 million (2001 - $0.4 million) pursuant to this agreement.

The Company purchased $0.6 million (2001 - $1.0 million) of parking equipment and supplies from a subsidiary of an entity whose chairman, in 2002 and 2001, was also the Company’s Chairman.

Management believes that the transactions above have been on terms no less favourable to the Company than those that could have been obtained from unaffiliated persons at the time the transactions were entered into. The Board of Directors also approved all of the above transactions.

18.	Subsequent events:

On January 31, 2003, a Special Committee of the Company’s Board of Directors engaged a leading global investment and advisory firm as its independent financial advisor. The Special Committee was formed for the purpose of exploring strategic alternatives available to the Company in the context of the decision by Gotham Partners to sell its ownership interest in the Company. The Company is committed to payments of not less than $0.5 million in 2003 to the financial advisors.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2002, 2001 and 2000

19.	Recent accounting pronouncements:

(a)	In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations which provides accounting requirements for retirement obligations associated with long-lived assets for which the legal obligation to settle is a result of an existing legal obligation, including those obligations to settle due to an existing or enacted law and written or oral contract. Such an obligation would be recognized in the period in which it meets the definition of a liability, and on initial recognition, the liability would be measured at fair value. SFAS 143 requires the recognition of changes in the liability resulting from (a) the passage of time and (b) revisions in cash flow estimates.

SFAS 143 is effective for years beginning after June 15, 2002. The Company has not yet determined the effect of SFAS 143 on the consolidated financial statements.

(b)	In July 2002 the FASB released Statement of Financial Accounting No. 146 (“SFAS 146”), Accounting for Costs associated with exit or disposal activities. SFAS 146 relates to the recognition of a liability for costs associated with an exit or disposal activity and requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability under the FASB’s conceptual framework. Previously, a liability for an exit cost was recognized when an exit plan was committed to. SFAS 146 also established fair value as the objective for initial measurement of liabilities related to exit or disposal activities. As a result, SFAS 146 significantly reduces the ability to recognize a liability for future expenses related to restructuring. Certain costs that were recognized as liabilities at the date an exit plan was committed to, will no be recognized at a later date. In addition, SFAS 146 provides additional guidance for the recognition and measurement of certain costs that are often associated with exit or disposal activities including one-time termination benefits and other associated costs.

SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. SFAS 146 is not expected to have a material impact on the consolidated financial statements of the Company.

(c)	In December 2002, FASB approved the issue of Statement of Financial Accounting Standard No. 148, (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 provides for three transition options for adopting the principles of SFAS 123 for measuring stock-based compensation granted to employees. The provisions of SFAS 148 also increase the prominence and frequency of financial disclosure including additional disclosures of stock-based compensation amounts in year end financial statements and SFAS 148 will require that interim financial statements include similar disclosure relating to stock-based compensation as is presently required for year end financial statements including all of the disclosure provisions of SFAS 123.

SFAS 148 is effective for years ending on or after December 15, 2002 and the Company has provided the disclosures required in notes 2(a) and 11(b).