Form 10-K/A
period 2002-12-31
IMPERIAL PARKING CORP
filed 2003-05-01
CIK 1103389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Adding Items 10-13 only)

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark one) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From to

Commission File Number 1-15629

IMPERIAL PARKING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-2161409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West Cordova Street, Suite 300 Vancouver, BC Canada (Address of principal executive offices)	V6B 1G1 (Zip Code)

     Registrant’s telephone number, including area code: (604) 681-7311

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $0.01 Par Value	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

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

EXPLANATORY NOTE

This Form 10-K/A is being filed for the purpose of providing the information required in Part III of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as the Registrant will not be filing its definitive Proxy Statement for its 2003 Annual Meeting of Stockholders within 120 days of December 31, 2002. The Registrant has not scheduled its 2003 Annual Meeting of Stockholders as of the date of this filing.

TABLE OF CONTENTS
IMPERIAL PARKING CORPORATION

Item PART III

10. Directors and Executive Officers of the Registrant	3
11. Executive Compensation	6
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
13. Certain Relationships and Related Transactions	11

Signatures	14
Certifications	15

Part III

Item 10. Directors and Executive Officers of the Registrant

Directors

The Company’s Board of Directors currently consists of nine members (including one vacant seat) and is divided into three classes, with each class having three members. Directors serve for three year terms with only one class of directors being elected by the Company’s shareholders at each annual meeting. There are no arrangements or understandings between any of the directors or any other persons pursuant to which any of the directors have been selected as directors, other than as described below. There are no “family relationships” among the directors, as that term is defined by the Securities and Exchange Commission (“SEC”). Set forth below is our current Board of Directors, including their age and positions with the Company and its subsidiaries, each as of December 31, 2002.

William A. Ackman Age 36	Director since 2000

     Mr. Ackman has been Chairman of Impark’s Board of Directors since March 2000. Since January 1, 1993, through a company he owns, Mr. Ackman has acted as co-investment manager of three investment funds: Gotham L.P., Gotham III L.P. and Gotham Partners International, Limited.

Daniel P. Friedman Age 45	Director since 2000

     Mr. Friedman has been Vice Chairman of Impark’s Board of Directors since March 2000. Since June 2000, he has been a managing member of Radiant Partners LLC, a real estate asset management and investment firm. From November 1998 to March 2001, he served as president and chief executive officer of First Union Real Estate Equity and Mortgage Investments and as a trustee from November 1998 to September 2000. Mr. Friedman was president and chief operating officer of Enterprise Asset Management, Inc. from June 1996 to November 1998. Mr. Friedman is currently a director of Parkway Properties, Inc.

Beth A. Stewart Age 46	Director since 2000

     Ms. Stewart has been chief executive officer of Storetrax.com, an Internet-based company serving the leasing requirements of the retail real estate community since August 2001. From 1993 to August 2001, Ms. Stewart was president of Stewart Real Estate Capital, where she has been involved with numerous equity investments in private and public securities with partners and properties throughout the United States. Ms. Stewart is currently a director of General Growth Properties, Inc., Avatar, Inc. and Carmax, Inc.

Mary Ann Tighe Age 54	Director since 2000

     Ms. Tighe is the President and Chief Executive Officer for the New York Tri-State Region of CB Richard Ellis, Inc., a commercial real estate firm, a position she has held since July 2002. From January 1999 to June 2002, she was the Vice-Chairman of Insignia/ESG, a commercial real estate firm. From 1993 until January 1999, she was an executive managing director of Insignia.

Armand E. Lasky Age 55	Director since 2000

     Mr. Lasky has been the President of Empire State Collateral Corporation Real Estate since 1983, where he oversees the acquisition of parking properties and related commercial real estate.

Charles E. Huntzinger Age 55	Director since 2000

     Mr. Huntzinger was appointed to the Board of Directors of the Company as a Class II director in March 2000. He has also served as President and Chief Executive Officer since joining the Company in January 1999. From 1993 until December 1998, Mr. Huntzinger was associated with Central Parking Corporation where he was vice-president for the Midwest Region and, later, for the New York Region. From 1992 until 1993 Mr. Huntzinger was vice president of Spectacore, a stadium management company and owner of the Philadelphia Flyers where he was in charge of parking operations. Mr. Huntzinger was the chief operating officer for Parkway Corporation from 1978 until 1992, where he was in charge of parking operations nationwide.

Talton R. Embry Age 56	Director since 2000

     Mr. Embry was appointed to the Board of Directors of the Company as a Class II director in March 2000. He has been the chairman of Magten Asset Management Corp. (“Magten”) since 1998, where he is the chief investment officer for Magten’s clients. He has been with Magten since 1978. Mr. Embry is also a director of Salant Corporation and BDK Holdings, Inc. and a trustee of First Union Real Estate Equity and Mortgage Investments.

David J. Woods Age 53	Director since 2000

     Mr. Woods was appointed to the Board of Directors of the Company as a Class II director in March 2000. He has been the Managing Director of GH Group Importation and Merchandise Limited, also known as Ash City, a sports clothing distributor, since March 2002. From August 2001 to March 2002, he was the managing director of corporate development for the Jim Pattison Group, a privately-held diversified group of companies. From May 1997 to August 2001, Mr. Woods was president of Pattison Outdoor Group, an outdoor advertising firm. From January 1997 to April 1997, Mr. Woods was vice president for finance at Interactive Media Inc. From September 1995 until December 1996 he was senior vice president for finance at Gannett Inc.

Executive Officers

     The executive officers of the Company through December 31, 2002, and their ages as of April 1, 2003, are as follows:

Name	Age	Position(s)

Charles E. Huntzinger	55	President, Chief Executive Officer and Director
J. Bruce Newsome	53	Senior Vice President, Finance and Chief Financial Officer
Bryan L. Wallner	43	Senior Vice President, Operations and Chief Operating Officer
Daniel P. Friedman	45	Vice Chairman and Director
William J. Gottlin	43	Vice President, Human Resources and Regional Vice-President

     Biographical information with respect to Messrs. Huntzinger and Friedman is set forth above under “Directors”.

     J. Bruce Newsome has served as our Senior Vice President, Finance and Chief Financial Officer since 1989. From 1986 to 1989, Mr. Newsome served as Vice President of Finance and Controller of predecessor businesses to the Company. Prior to 1986, Mr. Newsome served as Controller of these businesses. He has been involved in several acquisitions in the last 18 years and is responsible for ensuring that financial, accounting, MIS and treasury systems will accommodate expansion plans. Before joining Impark, Mr. Newsome was a senior manager at the accounting firm of KPMG.

     Bryan L. Wallner became our Senior Vice President, Operations in March 1999 and was promoted to Chief Operating Officer in November 2000. Prior to joining us, Mr. Wallner was a regional manager for Central Parking Corporation (“Central Parking”). He guided Central Parking’s growth in the U.S. midwest and eastern Canada, opening offices in four new cities. He has expertise in stadium/arena, mixed use, retail and office as well as valet, shuttle, and patrol contracts. Mr. Wallner began his career in the parking industry in 1987 in St. Louis, Missouri.

     William J. Gottlin became our Director, Human Resources in April 2001 and was promoted to Vice President, Human Resources and Regional Vice-President in May 2002. Prior to joining Impark, Mr. Gottlin was a human resources consultant with Geller & Wind, an employee benefits consulting firm, between April 2000 to March 2001. From January 1993 to March 2000, Mr. Gottlin was with Central Parking, most recently in the capacity of director, human resources. In that role, he provided expertise and direction in all areas of human resources policy and procedures for Central Parking in its U.S. operations.

     All of the executive officers listed above hold office at the discretion of the Company’s Board of Directors. There are no arrangements or understandings between any of the officers or any other persons pursuant to which any of the above officers have been selected as officers, other than as described below. There are no “family relationships” among the above officers, as that term is defined by the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The SEC requires public companies to disclose in their proxy statements whether persons required to make such filings missed or made late filings. During fiscal 2002, all such filings and disclosure requirements were met within the time allowed for all persons subject to Section 16(a).

Item 11. Executive Compensation

Director Compensation

     In fiscal 2002, except as noted below, Impark paid each director a fee of $1,500 for each board meeting attended in person, $500 for each board meeting participated in by telephone, and $500 for each committee meeting attended in person or by telephone. Impark also makes an annual grant of $20,000 of Impark common stock to each director, valued at the time of the grant, that vests one year after the grant; however, the initial grant made in March 2000 was fully vested at the time of grant. In March 2003, the Board of Directors of Impark approved the payment of an additional $25,000 per year to the Chair of the Audit Committee to compensate for the higher workload and time commitment required of the position.

     Mr. Ackman, Chairman of the Board of Directors, waives all director fees but receives the annual stock grant paid to each of the non-employee directors. Two directors, Messrs. Huntzinger and Friedman, are employees of Impark. Mr. Huntzinger does not receive additional compensation for services as a director of Impark. Mr. Friedman receives the meeting fees and annual stock grant paid to each of the non-employee directors. All directors are reimbursed for actual expenses incurred in connection with attending meetings. Directors of affiliates of Impark who are also employees of Impark do not receive additional compensation for services as a director of the affiliate.

Executive Officer Compensation

     The following table summarizes information concerning cash and non-cash compensation paid to or accrued for the benefit of Impark’s Chief Executive Officer and the persons who, during the fiscal year ended December 31, 2002 (“fiscal 2002”), were the three other most highly compensated executive officers of Impark (the “named executive officers”) for all services rendered in all capacities to Impark for the fiscal years indicated. No other executive officer of Impark earned greater than $100,000 in combined salary and bonus in fiscal 2002.

Summary Compensation Table

						Long-Term
		Annual Compensation				Compensation(1)

						Securities
				Other		Underlying	All Other
Name and				Annual Compen-		Options/	Compen-
Principal Position	Year	Salary ($)	Bonus ($)	sation($)(2)		SARs(#)(3)	sation($)

Charles Huntzinger	2002	434,300	—	—		—	—
President and Chief	2001	434,300	—	—		—	—
Executive Officer (4)	2000	434,300	—	—		95,625	37,500 (5)
Bryan L. Wallner	2002	237,510	26,322	40,689	(6)	—	—
Senior Vice-President,	2001	237,510	40,017	34,472	(7)	—	—
Operations and Chief	2000	237,510	22,049	35,750	(8)	21,250	5,000 (9)
Operating Officer
J. Bruce Newsome	2002	183,408	36,815	—		—	—
Senior Vice-President,	2001	179,007	42,054	—		—	—
Finance, Chief Financial	2000	148,104	36,815	—		10,000	—
Officer and Secretary (10)
William J. Gottlin	2002	135,385	25,000	—		—	—
Vice-President, Human	2001	95,274	10,000	—		3,000	—
Resources (11)

(1)	No restricted stock awards were granted to executive officers of the Company in fiscal 2002.

(2)	The costs of certain benefits are not included because they did not exceed, in the case of each executive officer, the lesser of $50,000 and ten percent of the total annual salary and bonus reported in the above table.

(3)	These amounts represent the number of shares subject to options granted in fiscal 2000, 2001 and 2002 under the Company’s 2000 Stock Incentive Plan. No stock appreciation rights were granted under this plan.

(4)	Mr. Huntzinger does not receive additional compensation for his services as a director of the Company.

(5)	Includes $12,500 paid to Mr. Huntzinger for reimbursement of legal fees incurred by him in the negotiation of his employment contract and $25,000 paid to Mr. Huntzinger for relocation expenses to Columbus, Ohio.

(6)	Represents $40,689 paid to Mr. Wallner to compensate for differing personal tax rates between the United States and Canada, being Mr. Wallner’s country of residence.

(7)	Represents $34,472 paid to Mr. Wallner to compensate for differing personal tax rates between the United States and Canada, being Mr. Wallner’s country of residence.

(8)	Represents $35,750 paid to Mr. Wallner to compensate for differing personal tax rates between the United States and Canada, being Mr. Wallner’s country of residence.

(9)	Represents $5,000 paid to Mr. Wallner for reimbursement of legal fees incurred by him in the negotiation of his employment contract.

(10)	Mr. Newsome’s salary, bonus and other compensation are paid in Canadian dollars. The figures in this table were converted to U.S. dollars, based on a conversion rate of 1.46 Canadian dollars to one U.S. dollar, on April 10, 2003, as published in the Federal Reserve Statistical Release, April 10, 2003.

(11)	Mr. Gottlin began employment with Impark in April 2001.

Option Grants

     No options to acquire shares of Impark’s Common Stock were granted under Impark’s 2000 Stock Incentive Plan to the named executive officers during fiscal 2002. No stock appreciation rights were granted.

Option Exercises And Values

     The table below provides information with respect to exercises of options by the named executive officers during the fiscal year ended December 31, 2002 under Impark’s 2000 Stock Incentive Plan and the year-end value of unexercised options. Impark has not granted any stock appreciation rights.

Aggregated Option Exercises In The Last Fiscal Year
And Period-End Option Values

Value Of Unexercised
			Number Of Securities	In-The-Money
			Underlying Unexercised	Options/SARs At
			Options/SARs At	Fiscal Year-
	Shares		Fiscal Year-End (#)	End($) (1)
	Acquired	Value	Exercisable/	Exercisable/
Name	On Exercise (#)	Realized ($)	Unexercisable	Unexercisable

Charles E. Huntzinger	—	—	61,757 / 38,868	306,932 / 168,324
Bryan L. Wallner	—	—	13,724 / 7,526	68,208 / 37,404
J. Bruce Newsome	—	—	2,500 / 5,000	14,675 / 29,350
William J. Gottlin	—	—	1,250 / 1,750	0 / 0

(1)	This amount represents the aggregate number of options multiplied by the difference between $21.37, the fair market value of Impark Common Stock as at December 31, 2002, and the exercise price for each option as of December 31, 2002.

Employment Agreements

     Impark has entered into employment agreements with each of its named executive officers, being Messrs. Huntzinger, Wallner, Newsome and Gottlin.

     Mr. Huntzinger has a five-year employment agreement effective March 27, 2000 to serve as Chief Executive Officer and President of the Company. Mr. Huntzinger receives an annual base salary of $425,000 and also receives $10,000 to a deferred compensation plan. He was granted on May 9, 2000 an option to acquire 95,625 shares of common stock at an initial per share exercise price equal to the greater of the closing price of a share on that date and the average of the closing prices of a share during the 10 trading day period immediately preceding the grant date. The options vest over four years based on continued employment. If the Company consummates a rights offering for common stock, Mr. Huntzinger will be granted an option to acquire 4.5% of the shares issued for the first $30 million of capital raised. If the Company terminates Mr. Huntzinger’s employment without “cause” or if he terminates his employment for “good reason” the options described above will vest and the Company will pay him in cash two times the sum of his base salary and bonus, if any (but not less than $1 million). Upon certain change in control transactions, the option described above will vest. Mr. Huntzinger’s employment agreement does not provide a pre-determined bonus formula; any bonus is at the discretion of the board of directors of the Company. On March 26, 2003, the Board of Directors of the Company approved an amendment to Mr. Huntzinger’s employment agreement as follows: (a) reimbursement of apartment costs while working on the eastern U.S. coast not to exceed $300 per night or $21,600 per year; (b) extension of the employment contract for an additional one year period, to expire March 27, 2006. The Board also approved the grant of 5,000 shares in restricted stock to vest incrementally over three years, or immediately upon any “change in control” of the Company as defined in his employment agreement, whichever occurs earlier, effective upon completion by Mr. Huntzinger of all necessary regulatory filings. Mr. Huntzinger’s employment agreement contains standard non-compete, non-solicitation and non-disclosure covenants.

     Mr. Wallner’s five-year employment agreement, effective as of March 27, 2000, provides for a base salary of $237,500 per year. The agreement also provides that Mr. Wallner is eligible to earn a bonus of 1.75% of the increase of Impark’s EBITDA over its EBITDA for 1998 after amortizing capital expenditures and applying a 10% cost of capital. He was also granted on May 9, 2000 an option to acquire 21,250 shares of common stock at an initial per share exercise price equal to the greater of the closing price of a share on that date and the average of the closing prices of a share during the 10 trading day period immediately preceding the grant date. The options vest over four years based on continued employment. If the Company consummates a rights offering for common stock, Mr. Wallner will be granted an option to acquire 1.0% of the shares issued for the first $30 million of capital raised. If the Company terminates Mr. Wallner’s employment without “cause” or if he terminates his employment for “good reason” the options described above will vest and the Company will pay him in cash two times the sum of his base salary and bonus (but not less than $474,000). Upon certain change in control transactions, the option described above will vest. The Company also provides an annual payment in arrears to make Mr. Wallner whole for any additional taxes owing by Mr. Wallner on his aggregate compensation arising from his residency in Vancouver, Canada as compared to the United States. On March 26, 2003, the Board of Directors of the Company approved an amendment to Mr. Wallner’s employment agreement, being (a) an increase in his base salary by $25,000 per year effective March 1, 2003; and (b) extension of the employment contract for an additional one year period, to expire March 27, 2006. Mr. Wallner’s employment agreement contains standard non-compete, non-solicitation and non-disclosure covenants.

     Mr. Newsome’s four-year employment agreement, effective January 1998 and renewed in January 2002 for a further year on the same terms and conditions, expired on December 31, 2002 and Mr. Newsome entered into a new employment agreement effective January 1, 2003. The new agreement expires March 27, 2006 and provides for a base salary of $270,773 CDN plus $7,500 USD for the period from January 1 to February 7, 2003 and then an increase to $270,773 CDN plus $20,000 USD after that date. The agreement also provides for a bonus to be determined by the Compensation Committee annually. In the event that Impark chooses not to renew Mr. Newsome’s contract, he will be entitled to a lump sum payment equal to his total salary for the preceding 24-month period. On May 17, 2000, Mr. Newsome was granted an option to acquire 10,000 shares of common stock at an initial per share exercise price equal to the greater of the closing price of a share on that date and the average of the closing prices of a share during the 10 trading day period immediately preceding the grant date. The options vest over four years based on continued employment. Mr. Newsome’s employment agreement contains standard non-compete, non-solicitation and non-disclosure covenants.

     Mr. Gottlin entered into an employment agreement effective April 1, 2001 to serve as Director, Human Resources. The employment agreement is continuous until terminated by either party. On May 1, 2002, Mr. Gottlin was promoted to Vice-President, Human Resources and Regional Vice-President. The agreement provides for a base salary of $140,000 per annum. The agreement also provides for an annual bonus to be granted in accordance with the Company’s standard bonus plan for senior corporate managers and which is based upon the Company meeting specific pre-determined EBITDA thresholds. On April 1, 2001, Mr. Gottlin was granted an option to acquire 2,000 shares of common stock and on November 30, 2001 was granted a further option to acquire 1,000 shares of common stock. Each grant was at an initial per share exercise price equal to the closing price of a share on the date immediately preceding the grant date. The options vest over four years based on continued employment. In the event the Company terminates Mr. Gottlin’s agreement, he will be entitled to a lump sum payment equal to six months’ salary. Mr. Gottlin’s employment agreement contains standard non-compete, non-solicitation and non-disclosure covenants.

Compensation Committee Interlocks and Insider Participation

     Mr. Ackman, Mr. Woods and Ms. Tighe served as the members of the Compensation Committee of the Company’s Board of Directors during fiscal 2002. Mr. Ackman has certain business relationships with the Company. See “Certain Relationships and Related Transactions — Affiliate Transaction Policy.” No interlocking relationship exists between the members of the Company’s Board of Directors or Compensation Committee and the board of directors, executive officers or compensation committee of any other company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

     The following table provides information as of December 31, 2002 regarding shares of common stock of the Company that may be issued under our existing equity compensation plans, including the Company’s 2000 Stock Incentive Plan.

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted Average	compensation plan
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	referenced in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	270,405	$18.04	20,723
Equity compensation plans not approved by security holders	—	—	—

Total	270,405	$18.04	20,723

(1)	Consists of the 2000 Stock Incentive Plan

Ownership By Management And Certain Shareholders

     The table below sets forth certain information regarding the beneficial ownership of the Common Stock as at April 1, 2003, of (i) each person known to the Company to beneficially own 5% or more of the Common Stock, (ii) each director, nominee and named executive officer, and (iii) all directors, nominees and executive officers of the Company as a group. On that date, 1,822,764 shares were outstanding. Unless otherwise indicated, the persons listed below have sole voting and investment power over the shares of the Common Stock indicated.

	Amount and
	Nature of
	Beneficial
Name Of Beneficial Owner	Ownership (1)	Percent (1)

Beneficial Owners of 5% or more:

Gotham Partners, L.P. (2)	566,043	31.1%
Gotham International Advisors, L.L.C
Gotham Partners III, L.P.
Gotham Holdings Management, L.L.C
110 East 42nd Street, New York, NY 10017
Snyder Capital Management, L.P. (3)	192,512	10.6%
Snyder Capital Management, Inc.
350 California Street, Suite 1460
San Francisco, CA 94104

Directors:

Charles E. Huntzinger (also an executive officer) (4)	72,869	3.8%
William A. Ackman (5)	567,668	31.2%
Daniel P. Friedman (also an executive officer) (6)	43,935	2.4%
Talton R. Embry (7)	69,925	3.8%
Armand E. Lasky (8)	2,391	*
Beth A. Stewart (9)	2,566	*
Mary Ann Tighe (10)	19,341	1.1%
David J. Woods (11)	2,341	*

Named Executive Officers:

J. Bruce Newsome (12)	7,290	*
Bryan L. Wallner (13)	15,938	*
William J. Gottlin (14)	2,550	*

All directors and executive officers (12 in number) as a group (15)	826,736	41.8%

*	Beneficial ownership does not exceed 1%.

(1)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or group has the right to acquire within 60 days after the date set forth above, or with respect to which such person otherwise has or shares voting or investment power. For purposes of computing beneficial ownership and the percentages of outstanding shares held by each person or group of persons on a given date, shares which such person or group has the right to acquire within 60 days after such date are shares for which such person has beneficial ownership and are deemed to be outstanding for purposes of computing the percentage for such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(2)	The amount shown for Gotham Partners, L.P., Gotham Partners III, L.P., Gotham International Advisors, L.L.C. and Gotham Holdings Management, L.L.C. is based on Amendment No. 8 to Schedule 13D/A filed jointly by such persons on January 22, 2003.

(3)	The amount shown for Snyder Capital Management, L.P. and Snyder Capital Management, Inc. is based on Amendment No. 3 to the Schedule 13G filed jointly by such persons as of February 3, 2003.

(4)	Includes 71,718 shares that Mr. Huntzinger has the right to acquire through the exercise of options within 60 days after April 1, 2003.

(5)	Includes 1,625 shares in aggregate of restricted stock granted annually to directors of the Company, pursuant to the Company’s 2000 Stock Incentive Plan, and vesting as to 870 shares in June 2002 and 755 shares in March 2003. Mr. Ackman is the president of Karenina Corporation, a general partner of Section H Partners LP. Section H is the sole general partner of Gotham Partners, L.P. and Gotham Partners III, LP. Accordingly, Mr. Ackman, Karenina Corporation and Section H may be deemed beneficial owners of shares owned by Gotham Partners, L.P. and Gotham Partners III LP. Gotham International Advisors, LLC, a Delaware limited liability company, has the power to vote and dispose of the shares held for the account of Gotham Partners International, Limited, a Cayman exempted company, and accordingly, may be deemed the beneficial owner of such shares. Mr. Ackman is a senior managing member of Gotham Partners International and may be deemed a beneficial owner of shares owned by Gotham Partners International. For purposes of this table, all of such ownership is included. Mr. Ackman’s address is c/o Gotham Partners, L.P., 110 East 42nd Street, New York, NY 10017.

(6)	Includes 39,844 shares that Mr. Friedman has a right to acquire through the exercise of options within 60 days after April 1, 2003 and includes 1,625 shares in aggregate of restricted stock granted annually to directors of the Company, pursuant to the Company’s 2000 Stock Incentive Plan, and vesting as to 870 shares in June 2002 and 755 shares in March 2003.

(7)	Mr. Embry is the chairman of Magten Asset Management Corp. and, accordingly, may be deemed a beneficial owner of 66,025 shares owned by Magten. For purposes of this table, all such ownership is included. Mr. Embry disclaims beneficial ownership of 2,275 shares owned by his wife. The amount shown includes 1,625 shares in aggregate of restricted stock granted annually to directors of the Company, pursuant to the Company’s 2000 Stock Incentive Plan, and vesting as to 870 shares in June 2002 and 755 shares in March 2003. Mr. Embry’s address is c/o Magten Asset Management Corp., 410 Park Avenue, New York, NY 10022.

(8)	Includes 1,625 shares in aggregate of restricted stock granted annually to directors of the Company, pursuant to the Company’s 2000 Stock Incentive Plan, and vesting as to 870 shares in June 2002 and 755 shares in March 2003.

(9)	Includes 1,625 shares in aggregate of restricted stock granted annually to directors of the Company, pursuant to the Company’s 2000 Stock Incentive Plan, and vesting as to 870 shares in June 2002 and 755 shares in March 2003.

(10)	Includes 1,625 shares in aggregate of restricted stock granted annually to directors of the Company, pursuant to the Company’s 2000 Stock Incentive Plan, and vesting as to 870 shares in June 2002 and 755 shares in March 2003. Ms. Tighe is a limited partner of Gotham L.P. As a limited partner of Gotham L.P., she has no right to vote or dispose of any shares held by Gotham L.P., and therefore does not beneficially own any shares held by Gotham L.P.

(11)	Includes 1,625 shares in aggregate of restricted stock granted annually to directors of the Company, pursuant to the Company’s 2000 Stock Incentive Plan, and vesting as to 870 shares in June 2002 and 755 shares in March 2003.

(12)	Includes 5,000 shares that Mr. Newsome has the right to acquire through the exercise of options within 60 days after April 1, 2003. Mr. Newsome disclaims beneficial ownership of 420 shares owned by his wife.

(13)	Includes 15,638 shares that Mr. Wallner has the right to acquire through the exercise of options within 60 days after April 1, 2003.

(14)	Includes 1,250 shares that Mr. Gottlin has the right to acquire through the exercise of options within 60 days after April 1, 2003.

(15)	Includes options by executive officers to purchase 153,372 shares of the Company’s common stock within 60 days after April 1, 2003.

Item 13. Certain Relationships and Related Transactions

Employment Agreements

     The Company has entered into employment agreements with all of its executive officers. The Company has also agreed to grant options to its executive officers. See “Executive Compensation — Employment Agreements”.

Affiliate Transaction Policy

     The Company has adopted a policy providing that all material transactions between it and its officers, directors and other affiliates must be: (a) approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors; and (b) on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Transactions approved in 2002

     For the year ending December 31, 2002, the Company approved the following transactions pursuant to such policy:

(a)  Lease with First and Second Parking

     First and Second Parking is a real estate investment entity in which Armand Lasky, a director of Impark, has a beneficial interest. On June 27, 2002, Impark entered into a five-year lease with First and Second Parking of a surface parking lot located at 133 NE 2nd Avenue in Miami, Florida, beginning July 1, 2002. The base rent under the lease is $14,000 per month for the first year of the term, $15,000 per month for the second year, $16,000 per month for the third year, $25,000 per month for the fourth year and $30,000 per month for the fifth year. This is an aggregate of $100,000 in base rent over the entire term of the lease. Such rents represent 100% of the revenues earned by First and Second Parking. Either party may terminate without cause after the third year of the term. The lease is a “net lease” and contains terms and conditions typical of a lease for a commercial parking property.

(b)  Equipment purchases from Ventek International, Inc.

     Ventek International, Inc. (“Ventek”) is a manufacturer and distributor of parking equipment based in Petaluma, California and is wholly-owned by First Union Real Estate Equity and Mortgage Investments (“First Union”). William Ackman, Chairman of the Board of Directors of Impark, has a beneficial ownership interest in First Union. Talton Embry, a director of Impark, is a trustee of First Union. Daniel Friedman, Vice Chairman and director of Impark, and David Schonberger, Vice President of Impark, are managing members of Radiant Partners LLC, a real estate asset management and investment firm with various investment projects which include providing asset management services for First Union. Impark purchases various parking equipment and related services from Ventek each year due to Impark’s preference for Ventek products over competitor products for certain markets and customer needs. During fiscal 2002, the aggregate value of products and services purchased by Impark from Ventek through numerous transactions did not exceed $600,000. Each purchase transaction is performed in the ordinary course of business on terms and conditions which are no less favorable to Impark than could be obtained from another equipment supplier.

Transactions approved prior to 2002

     In previous years, the Company approved the following transactions pursuant to its affiliate transaction policy, which transactions continued through fiscal 2002:

(a)  Lease with First Union Madison, LLC

     First Union Madison, LLC is a real estate investment company controlled indirectly by Daniel Friedman and David Schonberger. Mr. Friedman is Vice Chairman and a director of Impark, and Mr. Schonberger is Vice President of Impark. On October 5, 2001, Impark entered into a one-year lease of a garage in Chicago, Illinois owned by First Union Madison, LLC. After April 1, 2002, the landlord may terminate the lease upon 30 days notice. The lease provides for base rent of $3,700,000 per annum, plus percentage rent of 100% of annual gross revenues between $4,360,000 and $4,700,000, 85% of annual gross revenues between $4,700,001 and $4,900,000 and 75% of annual gross revenues in excess of $4,900,001. The aggregate base rent over the term of the lease is $3,700,000. The rent payments represent 100% of the revenues earned by First Union Madison, LLC. The lease is a “net lease” and contains terms and conditions typical of a lease for a commercial parking property.

(b)  Lease agreement with 55 Public, LLC

     55 Public, LLC is a real estate investment company controlled indirectly by Mr. Friedman and Mr. Schonberger. Mr. Friedman is Vice Chairman and a director of Impark, and Mr. Schonberger is Vice President of Impark. On April 1, 2001, Impark entered into a lease of a garage in Cleveland, Ohio owned by 55 Public, LLC. The lease has a term of four years and nine months, and provides for an automatic five-year renewal unless terminated by either party. The base rent under the lease is $850,000 per annum for the first year and nine months of the term and $900,000 per annum for the remaining three years of the original term, with percentage rent of 50% of gross revenues in excess of $1,075,000 per annum. The aggregate base rent over the original term of the lease is $4,187,500. The rent payments represent less than 15% of the revenues earned by 55 Public, LLC. The lease requires Impark to pay up to $125,000 for combined capital improvements to the garage and to the surface lot owned by West Third Ventures, LLC (see item (c) below). The lease is a “net lease” and contains terms and conditions typical of a lease for a commercial parking property.

(c)  Lease agreement with West Third Ventures, LLC

     West Third Ventures, LLC is a real estate investment company controlled indirectly by Mr. Friedman and Mr. Schonberger. Mr. Friedman is Vice Chairman and a director of Impark, and Mr. Schonberger is Vice President of Impark. On April 1, 2001, Impark entered into a lease of a surface lot in Cleveland, Ohio owned by West Third Ventures, LLC. The lease has a term of four years and nine months, and provides for an automatic five-year renewal unless terminated by either party. The base rent under the lease is $600,000 per annum for the first year and nine months of the term and $675,000 per annum for the remaining three years of the original term, with percentage rent of 50% of gross revenues in excess of $825,000 per annum. The aggregate base rent over the original term of the lease is $3,075,000. The rent payments represent 100% of the revenues earned by West Third Ventures, LLC. The lease requires Impark to pay up to $125,000 for combined capital improvements to the lot and to the garage owned by 55 Public, LLC (see item (b) above). The lease is a “net lease” and contains terms and conditions typical of a lease for a commercial parking property.

(d)  Lease agreement with 2 East Oak LLC

     2 East Oak LLC is a real estate investment company beneficially owned by Armand Lasky, a director of Impark. On December 1, 2001, Impark entered into a 15 year lease of a garage in Chicago, Illinois owned by 2 East Oak LLC. The lease provides for base rent of $600,000 per annum for the first five years of the term, $650,000 per annum for the next five years, and $700,000 per annum for the last five years. This is an aggregate of $9,750,000 in base rent over the entire term of the lease. Such rent payments represent 100% of the revenues earned by 2 East Oak LLC. The lease is a “net lease” and contains terms and conditions typical of a lease for a commercial parking property.

(e)  Management agreement with Field Harbor Parking LLC

     Field Harbor Parking LLC is a real estate investment company owned by Mr. Lasky. On December 1, 2001, Impark entered into a one year management agreement of a garage located at 165 North Field Drive, Chicago, Illinois owned by Field Harbor Parking LLC. The management agreement provides for a management fee of $2,500 per month, or in aggregate $30,000 per year. The agreement is for one year, with automatically yearly renewal unless terminated by either party upon 60 days written notice. The agreement contains other terms and conditions typical of a management agreement for a commercial parking property.

(f)  Lease agreement with 999 Chester Avenue LLC

     999 Chester Avenue LLC is a real estate investment company beneficially owned by Armand Lasky. Mr. Lasky is a director of Impark. On December 4, 2000, Impark entered into a 20 year lease of a garage in Cleveland, Ohio owned by 999 Chester Avenue LLC. The lease provides for base rent of $2,300,000 per annum for the first ten years of the term, and $2,500,000 per annum for the remaining ten years, which is an aggregate of $48,000,000 in base rent over the entire term of the lease. Such rent payments represent 100% of the revenues earned by 999 Chester Avenue LLC. The lease is a “net lease” and contains terms and conditions typical of a lease for a commercial parking property.

(g)  Management agreement with 1101-1125 Hudson Street LLC

     1101-1125 Hudson Street LLC is a real estate investment company in which Mr. Ackman, the Chairman of the Board of Directors of Impark, has a beneficial ownership interest. On November 15, 2001, the Company entered into a month-to-month management agreement with 1101-1125 Hudson Street LLC for a surface parking lot located in Hoboken, New Jersey. The management agreement provides for a management fee equal to 50% of net revenue at the lot. The estimated fee in the first year of the agreement is no more than $18,000. The agreement contains other terms and conditions typical of a management agreement for a commercial parking property.

(h)  Lease with 1060 Brickell Partners LLC

     Beginning February 1, 2002, the Company entered into a lease with 1060 Brickell Partners LLC, a real estate investment company in which Mr. Ackman, the Chairman of the Board of Directors of Impark, has a beneficial ownership interest. The lease is for a surface parking lot located at 1060 Brickell Street in Miami, Florida. The lease is for a term of one year term commencing February 1, 2002. The lease provides for fixed rent of $5,000 each month, plus percentage rent payments of 50% of the net income derived from the lot. Either party may terminate the lease upon 30 days written notice. The lease is a “net lease” and contains terms and conditions typical of a lease for a commercial parking property.

(i)  Sublease to Radiant Partners LLC

     Radiant Partners LLC is a real estate asset management and investment firm whose managing members include Mr. Friedman, Vice-Chairman and a director of Impark, and Mr. Schonberger, Vice-President of Impark. On October 1, 2000, Impark entered into a lease of office premises in New York, New York and on the same date also entered into a sublease of a portion of such premises to Radiant Partners LLC. The sublease has a term of three years and three months and requires that Radiant pay rent to Impark based on Radiant’s pro rata space allotment of the premises, in the aggregate of $12,700 per month or an aggregate of approximately $495,300 over the entire term of the sublease. Operating costs are also shared on a pro rata basis between Radiant and Impark. The sublease contains terms and conditions typical of a sublease for commercial office space.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PARKING CORPORATION

Date: April 30, 2003	By: /s/ CHARLES E. HUNTZINGER
Charles E. Huntzinger President and Chief Executive Officer

Date: April 30, 2003	By: /s/ J. BRUCE NEWSOME
J. Bruce Newsome Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Charles Huntzinger, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Imperial Parking Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ Charles Huntzinger
Charles Huntzinger Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, J. Bruce Newsome, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Imperial Parking Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ J.Bruce Newsome J. Bruce Newsome Chief Financial Officer