Form 10-Q
period 2003-03-31
IMPERIAL PARKING CORP
filed 2003-05-13
CIK 1103389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From ______ to ______

Commission File Number 1-15629

IMPERIAL PARKING CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-2161409 (I.R.S. Employer Identification No.)

601 West Cordova Street, Suite 300 Vancouver, BC Canada (Address of principal executive offices)	V6B 1G1 (Zip Code)

Registrant’s telephone number, including area code:	(604) 681-7311

____________________________________________________________________________________________________________________________________________

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 2, 2003, was 1,822,764.

INDEX
IMPERIAL PARKING CORPORATION

IMPERIAL PARKING CORPORATION
Consolidated Balance Sheets
Amounts in thousands of United States dollars, except share amounts

	March 31	December 31
	2003	2002

	(Unaudited)	(restated — note 3)
ASSETS
Current assets:
Cash and cash equivalents	$18,708	$15,138
Accounts receivable	5,979	6,408
Current portion of recoverable development costs	826	781
Inventory	925	960
Deposits and prepaid expenses	1,514	1,347
Deferred income taxes	783	1,034

Total current assets	28,735	25,668
Recoverable development costs	2,242	2,435
Fixed assets	15,158	14,350
Management and lease agreements	800	867
Other assets	3,230	3,895
Goodwill	47,745	45,213

	$97,910	$92,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Management accounts payable	$6,428	$5,889
Trade accounts payable and other accrued liabilities	6,671	7,479
Payable to employees and former employees	2,650	2,302
Sales tax payable	1,564	1,542
Bank indebtedness	3,191	3,349
Current portion of other long-term liabilities	1,590	1,581
Deferred revenue	5,057	1,985

Total current liabilities	27,151	24,127
Other long-term liabilities	4,296	4,139
Deferred income taxes	2,186	2,690

Total liabilities	33,633	30,956
Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized 1,822,764 shares issued and outstanding (2002 — 1,822,639)	18	18
Additional paid — in capital	60,762	60,674
Retained earnings	3,811	4,560
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(314)	(3,780)

Total stockholders’ equity	64,277	61,472

	$97,910	$92,428

IMPERIAL PARKING CORPORATION
Consolidated Statements of Operations
(Unaudited)
Amounts in thousands of United States dollars, except per share amounts

	Three months ended
	March 31

	2003	2002

		(restated — note 3)
Revenues
Parking and management contract	$24,978	$24,809
Reimbursement of management contract expenses	8,139	7,535

Total revenues	33,117	32,344

Direct costs
Cost of parking and management contracts	20,496	20,035
Reimbursed management contract expenses	8,139	7,535

Total direct costs	28,635	27,570

Gross margin	4,482	4,774
Other operating expenses:
General and administrative	4,286	3,941
Depreciation and amortization of management and lease agreements	566	564
Equity share of limited liability company losses	30	16

Total other operating expenses	4,882	4,521

Operating income (loss)	(400)	253
Other income (expenses)
Interest income	96	85
Interest expense	(92)	(115)
Other expense (note 4)	(477)	—

Other income (expense), net	(473)	(30)

Earnings (loss) before income taxes	(873)	223
Income tax expense (recovery)
Current	98	111
Deferred	(222)	163

	(124)	274

Loss for the period	$(749)	$(51)

Loss per share:
Basic and diluted	$(0.41)	$(0.03)

IMPERIAL PARKING CORPORATION
Consolidated Statement of Stockholders’ Equity
Amounts in thousands of United States dollars, except number of common shares (Unaudited)

					Foreign
	Common stock		Additional		currency
			paid-in	Retained	translation		Comprehensive
	Number	Amount	capital	earnings	adjustment	Total	income

Balance, December 31, 2002, as previously reported	1,822,639	$18	$60,730	$4,504	$(3,780)	$61,472
Retroactive effect of adoption of new accounting policy (note 3)	—	—	(56)	56	—	—

Balance, December 31, 2002, as restated	1,822,639	18	60,764	4,560	(3,780)	61,472
Loss for the period	—	—	—	(749)	—	(749)	(749)
Foreign currency translation adjustment in period	—	—	—	—	3,466	3,466	3,466
Stock based compensation	—	—	86	—	—	86
Options exercised	125	—	2	—	—	2

Total stockholders’ equity at March 31, 2003	1,822,764	$18	$60,762	$3,811	$(314)	$64,277

Comprehensive income							$2,717

IMPERIAL PARKING CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

Amounts in thousands of United States dollars	Three months ended March 31

	2003	2002

Cash flows from operating activities:
Loss for the period	$(749)	$(51)
Adjustments to reconcile loss to cash provided by operating activities:
Depreciation and amortization of management and lease agreements	566	564
Recovery of recoverable development costs	152	239
Equity share of limited liability company losses	30	16
Stock-based compensation	86	80
Non-cash interest expense	56	77
Rent expense in excess of lease payments	86	—
Deferred income taxes	(222)	163
Discount on settlement of note receivable	100	—
Changes in non-cash working capital items, excluding acquisitions:
Accounts receivable	257	989
Inventory	103	(13)
Deposits and prepaid expenses	(112)	73
Management accounts payable	169	(380)
Trade accounts payable and other accrued liabilities	(1,128)	(635)
Payable to employees and former employees	241	414
Sales tax payable	(35)	(2)
Deferred revenue	2,990	2,679

Net cash provided by operating activities	2,590	4,213

Cash flows from investing activities
Purchase of fixed assets	(454)	(362)
Increase in recoverable development costs	—	(71)
Change in other assets	1,096	(133)
Acquisition of management and lease agreements	—	(741)

Net cash provided by (used in) investing activities	642	(1,307)

Cash flows from financing activities
Repayment of bank indebtedness	(159)	(98)
Change in other liabilities	(59)	(76)
Exercise of stock options	2	22

Net cash used provided by (used in) financing activities	(216)	(152)

Effect of exchange rate changes on cash and cash equivalents	554	(8)

Increase in cash and cash equivalents	3,570	2,746
Cash and cash equivalents, beginning of period	15,138	10,991

Cash and cash equivalents, end of period	$18,708	$13,737

Supplementary information:
Interest paid	26	37
Income taxes paid	230	122

IMPERIAL PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Imperial Parking Corporation (“Impark”) do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results from operations and cash flows as at March 31, 2003, and for all periods presented, have been included. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in Impark’s annual report on Form 10-K for the fiscal year ended December 31, 2002. Except as indicated in note 3, the principles applied in the preparation of these interim consolidated financial statements are consistent with those applied in the consolidated financial statements included in the annual report on Form 10-K. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may by expected for the fiscal year ending December 31, 2003.

2. LOSS PER SHARE

Basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, or if restricted shares of common stock were to become fully vested, that then shared in the loss of Impark.

The following tables set forth the computation of basic and diluted loss per share:

	Three Months Ended March 31

	2003			2002

	Income available	Common shares	Per share	Income available	Common shares	Per share
	($000's)	($000's)	amount	($000's)	($000's)	amount

Basic loss per share
Loss for the period	$(749)	1,823	$(0.41)	$(51)	1,819	$(0.03)
Effect of dilutive stock options	—	—	—	—	—	—

Diluted loss per share	$(749)	1,823	$(0.41)	$(51)	1,819	$(0.03)

The dilutive effect of stock options has not been calculated as it would be anti-dilutive for the three months ended March 31, 2002 and 2003.

3. STOCK OPTIONS

As at March 31, 2003, the Company has a stock incentive plan allowing the Company to grant stock options to executives and management. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation for fixed stock option plans was recorded at the grant date only if the current market price of the underlying stock exceeded the exercise price. Compensation for variable stock option plans was recorded on an ongoing basis based on the change in intrinsic value of the options.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, for stock-based employee compensation. In accordance with Statement of Financial Accounting No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company has elected to adopt the recognition and measurement provisions of SFAS 123 retroactively and all prior periods presented have been restated to reflect the compensation costs that would have been recognized had the recognition provisions of SFAS 123 been applied to all awards granted to employees after December 15, 1994.

Adoption of the recognition and measurement provisions of SFAS 123 resulted in a decrease of $454,000 in additional paid in capital as at January 1, 2002, an increase of $454,000 in opening retained earnings as at January 1, 2002 and a decrease of $10,000 in stock based compensation expense recognized for the three months ended March 31, 2002 from the amounts previously reported. For the year ended December 31, 2002, adoption of the recognition provisions of SFAS 123 resulted in an increase in stock based compensation expense of $398,000, a decrease in additional paid in capital of $56,000 as at December 31, 2002 and an increase of $56,000 in retained earnings as at December 31, 2002.

4. OTHER EXPENSES

In January 2003, a Special Committee of the Company’s Board of Directors was formed for the purpose of exploring strategic alternatives available to the Company in the context of the decision by Gotham Partners to sell its ownership interest in the Company. The Special Committee has engaged professional advisors to assist it in this review. The Company incurred $477,000 in professional fees payable to the advisors during the three months ended March 31, 2003 (2002 – nil).

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

SFAS 142 requires that a recognized intangible asset, such as these management and lease agreements, be amortized over its useful life to an enterprise, unless the life is determined to be indefinite. As the agreements have limited terms, the carrying value of the agreements are being amortized over the period of the related agreement.

	March 31, 2003	December 31, 2002

Cost	$2,018	$1,982
Accumulated amortization	(1,219)	(1,115)

	$800	$867

6. GOODWILL

March 31, 2003

Carrying value, beginning of period	$45,213
Effect of exchange rates	2,532

Carrying value, end of period	$47,745

7. BUSINESS SEGMENTS

Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the revenue (before reimbursement of management contract expenses), operating result and assets for these geographic regions.

	Three Months Ended March 31

	2003			2002

	Canada	U.S.	Total	Canada	U.S.	Total

Parking and management contract revenue	$13,565	$11,413	$24,978	$12,603	$12,206	$24,809
Total revenue	19,106	14,011	33,117	17,964	14,380	32,344
Depreciation and amortization	285	281	566	297	267	564
Operating income (loss)	1,028	(1,428)	(400)	1,413	(1,160)	253
Income tax expense (recovery)	(178)	54	(124)	518	(244)	274
Goodwill	38,445	9,300	47,745	35,561	8,678	44,239
Long-lived assets	14,889	4,299	19,188	14,175	4,409	18,584
Total assets	68,680	29,230	97,910	61,980	29,872	91,852

8. CONTINGENCIES

The Company is the defendant in a lawsuit filed by Sterling Parking Ltd. (“Sterling”) in April 2001. Sterling is claiming damages of $7.9 million (Canadian $11.6 million) as a result of a failed agreement to manage certain of Sterling’s locations by Impark. The Company believes that the claim is largely without merit and, regardless, the amount claimed is excessive. The Company will defend itself against the claim. The Company has accrued at March 31, 2003 its best estimate of the costs related to this action, but in the event the Company is unsuccessful, any damages awarded to Sterling in excess of this amount could have a material effect on our financial position or results of operations.

In February 2002, the City of Calgary passed a 2002 Business Tax Bylaw, which approximately tripled the business tax for the Company’s operations in Calgary for the 2002 calendar year to approximately $1.0 million (Canadian $1.4 million). In February 2003, the City of Calgary passed a 2003 Business Tax Bylaw, which imposed the same rate and assessment method of business tax for the Company’s operations for 2003 as was used in 2002, at an amount of approximately $0.9 million (C$1.3 million). The Company is appealing the assessments through the assessment review process and also applying for a court ruling that the bylaws are void or invalid. If the Company is unsuccessful in appealing the tax assessments, and if it is unsuccessful in the lawsuit against the City of Calgary, the Company would be required to pay the full amount of the 2002 and 2003 assessments. At March 31, 2003, the Company has accrued the full assessment for 2002 and the proportionate amount for the year of the 2003 assessment, and has paid approximately 60% of the amounts accrued.

9. SUBSEQUENT EVENT

In April 2003, the Board of Directors authorized $2,000,000 for the repurchase of the Company’s outstanding common stock. To date, the Company has not repurchased any shares under this buy-back authorization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Certain Factors Affecting Future Operating Results” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Forward-looking statements include, but are not limited to, discussions regarding the Company’s operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, in addition to those discussed elsewhere in this report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

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

CRITICAL ACCOUNTING POLICIES

The Company makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The critical accounting policies and estimates used to prepare the unaudited consolidated financial statements included in this report are, except as described in note 3 of these interim consolidated financial statements, consistent with those used to prepare the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The accounting policies described in the notes to our audited consolidated financial statements, included as part of our Form 10-K, are those that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made, including estimates relating to deferred income tax assets, obligations to the former shareholders of DLC Management Group, Inc. (“DLC”), and valuation of goodwill. However, these estimates could change materially if different information or assumptions were used. The Company encourages you to review these notes in connection with the financial statements included in this report.

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

Revenue earned from each type of arrangement for the quarter and the number of facilities operated as at the end of each quarter, are as follows:

	# of locations		Revenue

			Three months ended
	as at March 31		March 31

	2003	2002	2003	2002

Parking and management contract revenue
Leased	573	558	$19,329	$19,199
Managed	1,064	1,040	5,220	5,197
Owned	15	15	429	413

	1,652	1,613	24,978	24,809

Reimbursement of management contract expenses			8,139	7,535

Total revenues			$33,117	$32,344

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Total revenues for the first quarter of fiscal 2003 increased $0.8 million, or 2.4%, to $33.1 million from $32.3 million for the first quarter of fiscal 2002. Excluding an increase of $0.6 million in the reimbursement of management contract expenses, which are directly offset by an equivalent increase in reimbursed management contract expenses within direct costs, there was an increase of $0.2 million in revenues. Although we were able to increase the number of facilities we operate to 1,652 at March 31, 2003 from 1,613 at March 31, 2002, harsher winter weather in 2003 and continued economic weakness in the U.S. offset any increase in revenue from new facilities.

Revenues from leased facilities for the first quarter of fiscal 2003 increased to $19.3 million from $19.2 million in the first quarter of fiscal 2002, an increase of $0.1 million, or 0.7%. There was a decrease of $0.4 million in the United States largely as a result of the sale of a significant leased facility in Chicago and the renewal of the agreement by the new landlord as a management contract effective January 2003, and our decision not to renew an unprofitable lease in Minneapolis in the fourth quarter of 2002. These two facilities contributed approximately $1.5 million of leased revenue in the first quarter of fiscal 2002. Decreases in these two cities were partially offset by an increase of $1.1 million in other cities largely from new locations, notably in Miami and Philadelphia. In contrast, there was a $0.5 million increase in leased revenue in Canada, which was largely due to a stronger Canadian dollar. The average exchange rate for the first quarter of 2003 was C$1.00 = US$0.67, compared to US$0.63 for the first quarter of 2002.

Management contract revenues for the first quarter of fiscal 2003 remained consistent with 2002 at $5.2 million

The direct cost incurred in providing services under parking and management contracts in the first quarter of 2003 increased to $20.5 million from $20.0 million in the first quarter of 2002, an increase of $0.5 million, or 2.3%. The increase in direct costs was attributable to costs other than rent. Rent expense remained unchanged at $12.7 million for both the first quarter of 2002 and 2003. Rent as a percentage of leased revenues, decreased to 65.8% in the first quarter of 2003 from 66.4% in the same quarter of 2002. The decrease is due to a higher proportion of leased revenue in the first quarter of 2003, compared to 2002, being generated in Canada, where, for the average of our facilities, rent as a percentage of leased revenue is lower than in the U.S. We are in the start-up phase in many U.S. cities and in the early part of many lease terms. We expect that rent as a percentage of leased revenue in the U.S. will decrease as our U.S. operations mature. The increase in other direct costs of $0.5 million, or 6.7%, from $7.3 million to $7.8 million, includes an increase in snow clearing and removal costs of $0.2 million from the harsher winter in 2003; $0.2 million of costs associated with operating the new contracts at the Mirabel and Dorval airports in Montreal, Quebec; $0.2 million for the effect of the stronger Canadian dollar on other direct costs; a $0.1 million discount granted on the early settlement of the outstanding balance due from the San Francisco Giants for their share of development costs; and $0.1 million of increased business taxes in Calgary. Although the business tax assessment for our lots in Calgary for 2003 is approximately the same as 2002, we were in the initial stages of appealing it in the first quarter of 2002 and had not accrued at the time for the increase over the prior year. The increases in other direct costs for the first quarter of fiscal 2003 were offset by a recovery of $0.3 million for an amount previously accrued in 2002 for a property tax assessment, which we successfully appealed in 2003. The cost of parking and management contracts as a percentage of revenue from parking and management contracts increased to 82.1% in the first quarter of fiscal 2003 from 80.8% in the first quarter of fiscal 2002.

We are appealing our 2002 and 2003 business tax assessments for our operations in Calgary, Alberta. We have also applied for a court ruling that the applicable business tax bylaws are void or invalid. The assessment for 2002 of approximately $0.9 million is three times the amount of our assessment for 2001 of approximately $0.3 million. The assessment for 2003 is approximately equivalent to the assessment for 2002. We have accrued at March 31, 2003 the proportionate amount for the year of the 2003 assessment and the full assessment for 2002. We have paid approximately 60% of the amounts accrued. We have provided further details of this issue in this quarterly report in Part II, Item 1 — Legal Proceedings.

General and administrative expenses increased $0.3 million, or 8.8%, from $4.0 million for the first quarter of fiscal 2002 to $4.3 million for the first quarter of fiscal 2003. The increase of $0.3 million largely occurred in our U.S. expansion cities of Chicago, Miami and Atlanta, and from expanding our relocated U.S. head office in Philadelphia. General and administrative expenses, as a percentage of total revenues, increased to 12.9% for the first quarter of fiscal 2003 compared to 12.2% for the first quarter of fiscal 2002.

Prior to 2003, we accounted for stock options issued to employees using the intrinsic value method in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations, and recognized compensation expense to the extent the current market price of the underlying stock exceeded the exercise price. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation costs that would have been recognized had the recognition provisions of SFAS 123 been applied to all awards granted to employees after December 15, 1994. The effect of restating the results for the first quarter of fiscal 2002 is that stock-based compensation expense for the quarter, which is included in general and administrative expenses, decreased from $90,000, as previously reported, to $80,000.

Other non-operating expenses in the first quarter of fiscal 2003 include $0.5 million of professional fees, which we incurred in exploring the alternatives available to the Company in the context of the decision by Gotham Partners’ (“Gotham”), our principal shareholder, to sell its ownership interest. We are further committed to additional future payments of at least $0.1 million in fees.

Income tax expense for fiscal 2003 includes our current tax liability for capital and state taxes, and a deferred tax expense as we utilize our previously recognized benefits of net operating losses for tax purposes in Canada. The deferred tax expense has been reduced by a deferred tax recovery for operating losses in the U.S. for fiscal 2003. We expect that we will have utilized all of our net operating losses in Canada during the third quarter of 2003, at which time we will begin to incur a current, rather than a deferred, tax liability for any operating profits in Canada.

The loss for the first quarter of 2003 was $0.7 million – an increase of $0.7 million from the first quarter loss in 2002 of $51,000. This increased loss is primarily due to lower gross margin of $0.3 million; higher general and administrative expenses of $0.3 million; $0.5 million of Special Committee expenses; offset by lower income tax expense of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2003, we had cash and cash equivalents of $18.7 million. This represents an increase of $3.6 million for the first three months of fiscal 2003 from the balance at December 31, 2002. The increase resulted from $2.6 million of cash generated from operations, $0.6 million generated by investing activities and $0.6 million for the effect of exchange rate changes on cash; offset by $0.2 million used in financing activities.

The cash generated from operations in the first quarter of 2003 included $3.2 million of parking revenue from San Francisco Giants’ season ticket holders, which is consistent with prior years. This has been included in deferred revenue on our balance sheet at March 31, 2003 and will be recognized as revenue during the baseball season in the second and third quarters of 2003.

The cash generated by investing activities during the first three months of fiscal 2003 included $1.0 million received from the San Francisco Giants in early settlement of the outstanding balance due from them of $1.1 million for their share of the parking facility development costs. The discount of $0.1 million was expensed in the first quarter of fiscal 2003. The balance was originally to be recovered from any future participation rent payable to the Giants.

At March 31, 2003, we had $3.2 million of bank debt outstanding. After originally drawing down $3.9 million on the non-revolving loan facility and using $1.5 million for outstanding letters of credit, we have $14.6 million remaining of a $20.0 million credit facility with HSBC Canada to fund working capital requirements, acquisitions and other capital investment opportunities.

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

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments as at March 31, 2003 from those at December 31, 2002, which were disclosed in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

The Company’s primary exposure to market risk consists of changes in interest rates on cash invested in short-term deposits. Although, as of March 31, 2003, we did not have any cash invested in short-term deposits, we may take the opportunity in the future to invest in short-term deposits if interest rates increase from present levels. Changes in interest rates could impact the Company’s anticipated interest income.

Our bank indebtedness of $3.2 million at March 31, 2003 bears interest at rates that vary with changes in the London Interbank Offered Rate (“LIBOR”). Based on our current borrowing level, a 1% change in LIBOR would impact net income by less than $0.1 million annually.

Foreign Currency Exposure

We operate wholly owned subsidiaries in Canada. Total revenues from Canadian operations amounted to $19.1 million and $18.0 million for the three months ended March 31, 2003 and 2002, respectively. We intend to continue to invest in Canadian facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is mitigated as the Canadian dollar revenues are offset by Canadian dollar operating costs. In limited circumstances we have denominated Canadian contracts in U.S. dollars to limit currency exposure. Our net earnings in Canada for the three months ended March 31, 2003 were approximately $0.4 million, or C$0.6 million translated at the average exchange rate for the period of C$1.00 = US$0.67. If the exchange rate used for the three months ended March 31, 2003 had been US$0.64 instead of US$0.67, the effect would be to increase our net loss by less than $0.1 million. Presently, we have no formal hedging programs and have no outstanding derivative contracts. We would consider implementing a hedging program if such risk materially increases.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The provision of services to the public entails an inherent risk of liability. We are engaged from time to time in routine litigation incidental to our business. Other than cases involving Eau Claire Market, Sterling Parking Ltd., and the City of Calgary in Calgary, Alberta, described below, there is no legal proceeding to which we are a party which, if decided adversely we anticipate could have a material adverse effect on our results of operation or financial condition. We attempt to disclaim liability for personal injury in facilities we operate. We also carry liability insurance that we believe meets or exceeds industry standards as determined by our landlords. We can provide no assurances, however, that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on our financial condition, liquidity or results of operations. There has been no material change in the status of the litigation described below since our annual report on Form 10-K for the year ended December 31, 2002.

The Eau Claire Market litigation was filed in the Queen’s Bench of Alberta on August 20, 1998. It involves a claim against a property in which Imperial Parking Canada Corporation (“Impark Canada”), a subsidiary of the Company and successor to Imperial Parking Limited by amalgamation, is the lessee. The plaintiff MP Acquisitions Ltd. purchased the property and asserts that it did not receive full disclosure of the terms of the Impark Canada lease. The plaintiff claims that, as a result, it is entitled to priority over Impark Canada’s lease and to possession of the property. We believe that this claim is without merit. If, however, we do not prevail in the litigation, we may be forced to renegotiate the lease with the landlord, in which case the rent could be substantially increased, and any such increase could materially impact our results. The parties are currently in pre-trial proceedings. A trial has been scheduled to begin on June 16, 2003. We also made an application to the court to have the lawsuit summarily dismissed on April 4, 2003 and a decision has not been given yet by the court for that application.

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

Impark Canada is a defendant in a lawsuit brought by Sterling Parking Ltd., which was filed April 3, 2001 in the Queen’s Bench of Alberta. The suit involves an alleged breach by Impark Canada of a confidentiality agreement entered into with

Sterling in October 2000 relating to the potential management by Impark Canada of certain Sterling lots in Calgary. The agreement prohibited Impark Canada from bidding on any Sterling lots while negotiations of such transaction were underway. During negotiations, Impark Canada successfully bid on two Sterling lots. The proposed transaction with Sterling was not completed. Sterling claims in the lawsuit that Impark Canada wrongfully bid on the two lots and an additional three lots, as well as improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $7.9 million (C$11.6 million). The lawsuit is in pre-trial proceedings. No trial date has been set. We believe that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. We have accrued at March 31, 2003 our best estimate of costs related to this action; however; any damages awarded against Impark Canada in excess of this amount could have a material effect on our financial position and results of operation.

Impark Canada commenced a lawsuit against the City of Calgary in Alberta, Canada in the Queen’s Bench of Alberta on April 12, 2001. The City of Calgary had earlier passed a business tax bylaw in 2001 imposing a revised method for calculating the business tax payable by commercial parking lot operators in that city. The new bylaw imposes a business tax on the basis of the square footage of the premises leased or operated, as opposed to the historical method of assessing business taxes on the basis of rent paid by the lessee. Impark Canada is applying for a court ruling that the 2001 bylaw is void for vagueness or that it is invalid because of its discriminatory effect. Impark Canada is also appealing the increased business taxes through the government assessment review process. We were unsuccessful in our first stage of appeal of the 2001 business taxes at the Calgary City Assessment Review Board (“ARB”) and again at our second stage of appeal at the Alberta Municipal Government Board (“MGB”). In February 2002, the City of Calgary passed a 2002 Business Tax Bylaw, which approximately tripled the business tax for Impark operations in Calgary for the 2002 calendar year to approximately $1.0 million (C$1.4 million). We were unsuccessful in our first stage of appeal of the 2002 business taxes at the ARB, and appealed this decision to the MGB in November 2002. We are awaiting the decision of the MGB. We have also amended our lawsuit against the City of Calgary to include the 2002 assessment. The lawsuit is currently in pre-trial proceedings and no trial date has been set. In February 2003, the City of Calgary passed a 2003 Business Tax Bylaw, which imposed the same rate and assessment method of business tax for Impark operations in Calgary for the 2003 calendar year as was used in 2002, at an amount of approximately $0.9 million (C$1.3 million). We have filed an appeal of the 2003 business taxes with the ARB, and intend to amend our lawsuit against the City of Calgary to include the 2003 assessment. We believe that the City’s 2001, 2002 and 2003 business tax bylaws are void and invalid. If we are unsuccessful in appealing the tax assessments, and if we are unsuccessful in our lawsuit against the City of Calgary, then (a) we will not be entitled to the return of any portion of the 2001 business tax assessment, which we have already paid in 2001, (b) we will be required to pay the full amount of the 2002 business tax assessment, currently $1.0 million, for which we have fully accrued such amount at March 31, 2003; and (c) we will be required to pay the full amount of the 2003 business tax assessment, currently $0.9 million, for which we have accrued the proportionate amount for the year at March 31, 2003.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of security holders during the quarter.

ITEM 5. OTHER INFORMATION

The Annual Meeting of shareholders previously scheduled for Friday, May 16, 2003 will be postponed until June or the early summer of this year. A further announcement will be made once a new date has been set.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

Each exhibit listed below in the Index to Exhibits is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Index to Exhibits

Exhibit No.	Description

2.1	Memorandum of Understanding regarding the Distribution between First Union Real Estate Equity and Mortgage Investments (“First Union”) and the Registrant (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

4.1	Specimen certificate for shares of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.1	2000 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.2	Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000) and First Amendment to Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K as filed on March 26, 2002).

10.3	Huntzinger Employment Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

10.4	Wallner Employment Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

10.5	Newsome Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K as filed on March 27, 2003).

10.6	$20.0 million Credit Facility (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K as filed on March 28, 2001).

10.7	Restricted Stock Agreement for Annual Stock Grant to Directors (Incorporated by reference to Exhibit 10.11 on the Company’s Quarterly Report on Form 10-Q as filed on November 13, 2001).

10.8	Amended and Restated Share Purchase Agreement between Imperial Parking (U.S.), Inc. and the shareholders of DLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on July 12, 2001).

10.9	Standstill Agreement between Gotham Partners and the Registrant (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed on January 23, 2003).

Exhibit No.	Description

10.10*	Gottlin Employment Agreement (Attached herewith).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q as filed on November 13, 2001).

(b)	Reports on Form 8-K

The following reports were filed on Form 8-K during the quarter ended March 31, 2003.

January 24, 2003 — Item 5. Other Events — Appointment of Special Committee

February 3, 2003 — Item 5. Other Events — Engagement of financial advisor

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PARKING CORPORATION

Date: May 9, 2003	/s/ J. Bruce Newsome

J. Bruce Newsome Chief Financial Officer (Authorized officer)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ Charles Huntzinger

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ J. Bruce Newsome

J. Bruce Newsome Chief Financial Officer