Form 10-Q
period 2003-06-30
IMPERIAL PARKING CORP
filed 2003-08-13
CIK 1103389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From ____________ to ____________

Commission File Number 1-15629

IMPERIAL PARKING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-2161409 (I.R.S. Employer Identification No.)

601 West Cordova Street, Suite 300 Vancouver, BC Canada (Address of principal executive offices)	V6B 1G1 (Zip Code)

Registrant’s telephone number, including area code:	(604) 681-7311

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The number of shares outstanding of the registrant’s common stock, as of August 1, 2003, was 1,824,639.

INDEX
IMPERIAL PARKING CORPORATION

IMPERIAL PARKING CORPORATION
Consolidated Balance Sheets
Amounts in thousands of United States dollars, except share amounts

	June 30	December 31
	2003	2002

	(Unaudited)	(restated — note 3)
ASSETS
Current assets:
Cash and cash equivalents	$18,168	$15,138
Accounts receivable	7,053	6,408
Current portion of recoverable development costs	852	781
Inventory	1,152	960
Deposits and prepaid expenses	2,851	1,347
Deferred income taxes	267	1,034

Total current assets	30,343	25,668
Recoverable development costs	2,061	2,435
Fixed assets	16,242	14,350
Management and lease agreements	733	867
Other assets	5,140	3,895
Goodwill	50,992	45,213

	$105,511	$92,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Management accounts payable	$6,777	$5,889
Trade accounts payable and other accrued liabilities	7,282	7,479
Payables to employees and former employees	2,412	2,302
Sales tax payable	1,906	1,542
Bank indebtedness	6,031	3,349
Current portion of other long-term liabilities	1,116	1,581
Deferred revenue	3,680	1,985

Total current liabilities	29,204	24,127
Other long-term liabilities	4,578	4,139
Deferred income taxes	2,200	2,690

Total liabilities	35,982	30,956
Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized 1,823,014 shares issued and outstanding (2002 — 1,822,639)	18	18
Additional paid — in capital	60,851	60,674
Retained earnings	4,568	4,560
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	4,092	(3,780)

Total stockholders’ equity	69,529	61,472

	$105,511	$92,428

IMPERIAL PARKING CORPORATION
Consolidated Statements of Operations
(Unaudited)
Amounts in thousands of United States dollars, except per share amounts

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

		(restated —		(restated —
		note 3)		note 3)
Revenues
Parking and management contract	$31,595	$28,317	$56,573	$53,126
Reimbursement of management contract expenses	8,641	7,728	16,780	15,263

Total revenues	40,236	36,045	73,353	68,389

Direct costs
Cost of parking and management contracts	25,188	21,705	45,684	41,740
Reimbursed management contract expenses	8,641	7,728	16,780	15,263

Total direct costs	33,829	29,433	62,464	57,003

Gross margin	6,407	6,612	10,889	11,386
Other operating expenses (income):
General and administrative	4,273	4,065	8,559	8,006
Depreciation and amortization	623	569	1,189	1,133
Equity share of limited liability company (income) losses	(41)	59	(11)	75

Total other operating expenses	4,855	4,693	9,737	9,214

Operating income	1,552	1,919	1,152	2,172
Other income (expenses)
Interest income	111	83	207	168
Interest expense	(86)	(115)	(178)	(230)
Other expense (note 4)	(238)	—	(715)	—

Other expense, net	(213)	(32)	(686)	(62)

Earnings before income taxes	1,339	1,887	466	2,110
Income tax expense
Current	64	121	162	232
Deferred	518	753	296	916

	582	874	458	1,148

Net earnings	$757	$1,013	$8	$962

Earnings per share:
Basic	$0.42	$0.56	$—	$0.53

Diluted	$0.41	$0.53	$—	$0.50

IMPERIAL PARKING CORPORATION
Consolidated Statement of Stockholders’ Equity
Amounts in thousands of United States dollars, except number of common shares (Unaudited)

					Foreign
	Common stock		Additional		currency
			paid-in	Retained	translation		Comprehensive
	Number	Amount	capital	earnings	adjustment	Total	income

Balance, December 31, 2002, as previously reported	1,822,639	$18	$60,730	$4,504	$(3,780)	$61,472
Retroactive effect of adoption of new accounting policy (note 3)	—	—	(56)	56	—	—

Balance, December 31, 2002, as restated	1,822,639	18	60,674	4,560	(3,780)	61,472
Net earnings	—	—	—	8	—	8	8
Foreign currency translation adjustment in period	—	—	—	—	7,872	7,872	7,872
Stock based compensation	—	—	171	—	—	171
Options exercised	375	—	6	—	—	6

Total stockholders’ equity at June 30, 2003	1,823,014	$18	$60,851	$4,568	$4,092	$69,529

Comprehensive income							$7,880

IMPERIAL PARKING CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
Amounts in thousands of United States dollars

	Six months ended June 30

	2003	2002

		(restated —
		note 3)
Cash flows from operating activities:
Net earnings	$8	$962
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	1,189	1,133
Recovery of recoverable development costs	307	488
Equity share of limited liability company (income) losses	(11)	75
Stock-based compensation	171	160
Non-cash interest expense	117	154
Rent expense in excess of lease payments	204	100
Deferred income taxes	296	916
Discount on settlement of note receivable	100	—
Changes in non-cash working capital items, excluding acquisitions:
Accounts receivable	319	1,334
Inventory	(36)	(50)
Deposits and prepaid expenses	(1,054)	(914)
Management accounts payable	56	(839)
Trade accounts payable and other accrued liabilities	(839)	124
Payables to employees and former employees	(131)	89
Sales tax payable	232	545
Deferred revenue	1,515	877

Net cash provided by operating activities	2,443	5,154

Cash flows from investing activities
Purchase of fixed assets	(1,008)	(658)
Change in other assets	(2,851)	(233)
Settlement of note receivable	1,036	—
Increase in recoverable development costs	—	(1,478)
Acquisition of management and lease agreements	—	(766)
Additional consideration on acquisition of parking business	—	(212)

Net cash used in investing activities	(2,823)	(3,347)

Cash flows from financing activities
Proceeds from bank indebtedness	3,000	—
Repayment of bank indebtedness	(321)	(233)
Change in other long-term liabilities	(484)	(89)
Exercise of stock options	6	61

Net cash provided by (used in) financing activities	2,201	(261)

Effect of exchange rate changes on cash and cash equivalents	1,209	189

Increase in cash and cash equivalents	3,030	1,735
Cash and cash equivalents, beginning of period	15,138	10,991

Cash and cash equivalents, end of period	$18,168	$12,726

Supplementary information:
Interest paid	49	67
Income taxes paid	376	244

IMPERIAL PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Imperial Parking Corporation (“Impark”) do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results from operations and cash flows as at June 30, 2003, and for all periods presented, have been included. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in Impark’s annual report on Form 10-K for the fiscal year ended December 31, 2002. Except as indicated in note 3, the principles applied in the preparation of these interim consolidated financial statements are consistent with those applied in the consolidated financial statements included in the annual report on Form 10-K. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may by expected for the fiscal year ending December 31, 2003.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30

	2003			2002

	Income	Common		Income	Common
	available	shares	Per share	available	shares	Per share
	($000's)	(000's)	amount	($000's)	(000's)	amount

Basic earnings per share
Net earnings	$757	1,823	$0.42	$1,013	1,820	$0.56
Effect of dilutive stock options	—	36	(0.01)	—	96	(0.03)

Diluted earnings per share	$757	1,859	$0.41	$1,013	1,916	$0.53

	Six Months Ended June 30

	2003			2002

	Income	Common		Income	Common
	available	shares	Per share	available	shares	Per share
	($000's)	(000's)	amount	($000's)	(000's)	amount

Basic earnings per share
Net earnings	$8	1,823	$—	$962	1,820	$0.53
Effect of dilutive stock options	—	36	—	—	117	(0.03)

Diluted earnings per share	$8	1,859	$—	$962	1,937	$0.50

3. STOCK OPTIONS

The Company has a stock incentive plan pursuant to which the Company grants stock options to executives and management. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation for fixed stock option plans was recorded at the grant date only if the current market price of the underlying stock exceeded the exercise price. Compensation for variable stock option plans was recorded on an ongoing basis based on the change in intrinsic value of the options.

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

Adoption of the recognition and measurement provisions of SFAS 123 resulted in a decrease of $454,000 in additional paid in capital as at January 1, 2002, an increase of $454,000 in opening retained earnings as at January 1, 2002 and an increase in stock based compensation expense recognized of $146,000 for the three months ended June 30, 2002, and an increase of $136,000 for the six months ended June 30, 2002, from the amounts previously reported. For the year ended December 31, 2002, adoption of the recognition provisions of SFAS 123 resulted in an increase in stock based compensation expense of $398,000, a decrease in additional paid in capital of $56,000 as at December 31, 2002 and an increase of $56,000 in retained earnings as at December 31, 2002.

4. OTHER EXPENSES

In January 2003, a Special Committee of the Company’s Board of Directors was formed for the purpose of exploring strategic alternatives available to the Company in the context of the decision by Gotham Partners to sell its ownership interest in the Company. The Special Committee has engaged professional advisors to assist it in this review. The Company incurred $238,000 in professional fees payable to the advisors during the three months ended June 30, 2003 (2002 — nil), and $715,000 for the six months ended June 30, 2003 (2002 — nil), which expenses have been expensed as incurred.

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

	June 30, 2003	December 31, 2002

Cost	$2,044	$1,982
Accumulated amortization	(1,311)	(1,115)

	$733	$867

6. GOODWILL

June 30, 2003

Carrying value, beginning of period	$45,213
Effect of exchange rates	5,779

Carrying value, end of period	$50,992

7. BUSINESS SEGMENTS

Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the revenue, operating results and assets for these geographic regions.

	Three Months Ended June 30

	2003			2002

	Canada	U.S.	Total	Canada	U.S.	Total

Parking and management contract revenue	$15,219	$16,376	$31,595	$13,449	$14,868	$28,317
Total revenue	21,343	18,893	40,236	18,794	17,251	36,045
Depreciation and amortization	324	299	623	292	277	569
Operating income (loss)	1,794	(242)	1,552	1,899	20	1,919
Income tax expense	577	5	582	627	247	874
Goodwill	41,692	9,300	50,992	37,284	9,155	46,439
Long-lived assets	15,273	6,842	22,115	14,644	4,480	19,124
Total assets	75,534	29,977	105,511	61,901	32,799	94,700

	Six Months Ended June 30

	2003			2002

	Canada	U.S.	Total	Canada	U.S.	Total

Parking and management contract revenue	$28,784	$27,789	$56,573	$26,052	$27,074	$53,126
Total revenue	40,449	32,904	73,353	36,758	31,631	68,389
Depreciation and amortization	609	580	1,189	589	544	1,133
Operating income (loss)	2,822	(1,670)	1,152	3,312	(1,140)	2,172
Income tax expense	901	(443)	458	1,144	4	1,148
Goodwill	41,692	9,300	50,992	37,284	9,155	46,439
Long-lived assets	15,273	6,842	22,115	14,644	4,480	19,124
Total assets	75,534	29,977	105,511	61,901	32,799	94,700

8. CONTINGENCIES

The Company is the defendant in a lawsuit filed by Sterling Parking Ltd. (“Sterling”) in April 2001. Sterling is claiming damages of $7.9 million (Canadian $11.6 million) as a result of a failed agreement to manage certain of Sterling’s locations by Impark. The Company believes that the claim is largely without merit and, regardless, the amount claimed is excessive. The Company will defend itself against the claim. The Company has accrued at June 30, 2003 its best estimate of the costs related to this action, but in the event the Company is unsuccessful, any damages awarded to Sterling in excess of this amount could have a material effect on our financial position or results of operations.

In February 2002, the City of Calgary (“the City”) passed a 2002 Business Tax Bylaw, which approximately tripled the business tax for the Company’s operations in Calgary for the 2002 calendar year to approximately $1.0 million (Canadian $1.4 million). In February 2003, the City passed a 2003 Business Tax Bylaw, which imposed the same rate and assessment method of business tax for the Company’s operations for 2003 as was used in 2002, at an amount of approximately $0.9 million (C$1.3 million). The Company is appealing the assessments through the assessment review process and also applying for a court ruling that the bylaws are void or invalid. In July 2003, the Alberta Municipal Government Board (“MGB”) determined that the assessment method used by the City in 2002 was not assessed fairly in that year. If the City does not appeal this decision of the MGB, the Company will be entitled to a refund of a substantial portion of the assessed taxes for 2002. With respect to the 2002 business tax assessment, if the City appeals the July 2003 decision of the MGB and the Company is unsuccessful in defending the appeal, and if the Company is unsuccessful in its lawsuit against the City, it will be required to pay the full amount of the 2002 assessment, currently $1.0 million. With respect to the 2003 business tax assessment, if the Company is unsuccessful in appealing the assessment and if it is unsuccessful in its lawsuit against the City, it will be required to pay the full amount of the 2003 assessment, currently $0.9 million. At June 30, 2003, the Company has accrued the full assessment for 2002 and the proportionate amount for the year of the 2003 assessment, and has paid approximately 60% of the amounts accrued.

9. SUBSEQUENT EVENT

In July 2003, the Company settled a lawsuit involving the landlord under its lease of the parking facilities at Eau Claire Market in Calgary, Alberta. No amounts are payable to the landlord as a result of this settlement. The Company also negotiated a ten year extension to the lease agreement with the landlord effective January 1, 2004. To obtain this extension, the Company is required to pre-pay rent of $0.4 million (C$0.6 million) on July 1, 2003. This amount will be included in other assets and amortized over a ten year period commencing January 1, 2004.

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

OVERVIEW

We operate parking facilities under three types of arrangements: leases, management contracts and fee ownership. Revenues consist of parking revenues from leased and owned facilities, and revenues earned in accordance with the terms of management contracts. Direct costs relate typically to leased and owned facilities and include rent, payroll and related benefits, maintenance, insurance, and general operating expenses. Direct costs also include expenses associated with management contracts that are not recoverable from the property owner.

Revenue earned from each type of arrangement for the three and six months ended June 30, 2003 and 2002, and the number of facilities operated as at June 30, 2003 and 2002, are as follows:

			Revenue

	# of locations at June 30		Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002	2003	2002

			(thousands of United States dollars)
Parking and management contract revenue
Leased	588	572	$25,590	$22,797	$44,919	$41,996
Managed	1,068	1,031	5,489	5,079	10,709	10,276
Owned	15	15	516	441	945	854

	1,671	1,618	31,595	28,317	56,573	53,126

Reimbursement of management contract expenses			8,641	7,728	16,780	15,263

Total revenues			$40,236	$36,045	$73,353	$68,389

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Total revenues for the second quarter of fiscal 2003 increased $4.2 million, or 11.6%, to $40.2 million from $36.0 million for the second quarter of fiscal 2002. Excluding an increase of $0.9 million in the reimbursement of management contract expenses, which are directly offset by an equivalent increase in reimbursed management contract expenses within direct costs, there was an increase of $3.3 million in revenues. This increase was generally as a result of continuing to open new facilities and from a stronger Canadian dollar.

Revenues from leased facilities for the second quarter of fiscal 2003 increased to $25.6 million from $22.8 million in the second quarter of fiscal 2002, an increase of $2.8 million, or 12.3%. There was an increase of $1.7 million in the United States largely as a result of opening new locations, notably in Milwaukee, with Miller Park — the baseball stadium for the Milwaukee Brewers, and in Miami, which increased its number of leased facilities from two at June 30, 2002 to seven at June 30, 2003. This increase in revenue in the U.S. is net of a decrease of $1.3 million in Chicago and Minneapolis. The decrease in these cities was largely the result of the sale, by a landlord, of a significant leased facility in Chicago and the subsequent renewal of the agreement by the new landlord as a management contract effective January 2003, and our decision not to renew an unprofitable lease in Minneapolis in the fourth quarter of 2002. These two facilities contributed approximately $1.7 million of leased revenue in the second quarter of fiscal 2002. In Canada, there was a $1.1 million increase in leased revenue, which was largely due to a stronger Canadian dollar. The average exchange rate for the second quarter of 2003 was C$1.00 = US$0.72, compared to US$0.64 for the second quarter of 2002. In local currency terms however, leased revenue in Canada decreased C$0.1 million for the second quarter of 2003, compared to the same period in 2002. An increase of C$0.5 million in Toronto, largely from adding five new lease locations from June 30, 2002 to June 30, 2003, was offset by a decrease of C$0.6 million in other Canadian cities as a result of a decline in hotel, tourism and other traffic.

Management contract revenues for the second quarter of fiscal 2003 increased by $0.4 million, or 8.1%, to $5.5 million from $5.1 million for the second quarter of fiscal 2002. Of this increase, approximately $0.2 million is due to the stronger Canadian dollar and $0.2 million to new contracts.

The direct costs incurred in providing services under parking and management contracts in the second quarter of 2003 increased to $25.2 million from $21.7 million in the second quarter of 2002, an increase of $3.5 million, or 16.0%. Rent expense increased by $2.1 million, or 15.0%, to $16.2 million the second quarter of 2003 from $14.1 million for the second quarter of 2002. Rent as a percentage of leased revenues, increased to 63.4% in the second quarter of 2003 from 61.8% in the same quarter of 2002. The increase is due to an increase in Canada in rent as a percentage of leased revenues. We opened several new lease locations in Toronto, and as with any new lease we expect that rent as a percentage of leased revenues will be higher at the start of the lease term. Furthermore, in Western Canada leased revenue declined 7.8% in local currency terms for the second quarter of 2003 compared to 2002, producing an increase in rent as a percentage of revenue because of the usually fixed nature of rent expense for leases. The increase in other direct costs of $1.4 million, or 17.9%, from $7.6 million to $9.0 million, includes $0.4 million of costs associated with operating the new contracts at the Mirabel and Dorval airports in Montreal, Quebec, and Miller Park in Milwaukee; $0.2 million for the effect of the stronger Canadian dollar on other direct costs; and $0.1 million of increased business taxes in Calgary. Although the business tax assessment for our lots in Calgary for 2003 is approximately the same as 2002, we were in the initial stages of appealing it in the second quarter of 2002 and had not fully accrued at the time for the increase over the prior year. The cost of parking and management contracts as a percentage of revenue from parking and management contracts increased to 79.7% in the second quarter of fiscal 2003 from 76.7% in the second quarter of fiscal 2002.

We are appealing our 2002 and 2003 business tax assessments for our operations in Calgary, Alberta. We have also applied for a court ruling that the applicable business tax bylaws are void or invalid. The assessment for 2002 of approximately $0.9 million is three times the amount of our assessment for 2001 of approximately $0.3 million. The assessment for 2003 is approximately equivalent to the assessment for 2002. In July 2003, the Alberta Municipal Government Board (“MGB”) determined that the assessment method used by the City of Calgary in 2002 was not assessed fairly in that year. If the City does not appeal this decision of the MGB, we will be entitled to a refund of a substantial portion of the assessed taxes for 2002. We are still determining the impact, if any, of this decision upon amounts paid to the City in 2001 and 2003 as well. We have accrued at June 30, 2003 the proportionate amount for the year of the 2003 assessment and the full assessment for 2002. We have paid approximately 60% of the amounts accrued. We have provided further details of this issue in this quarterly report in Part II, Item 1 — Legal Proceedings.

General and administrative expenses increased $0.2 million, or 5.1%, from $4.1 million for the second quarter of fiscal 2002 to $4.3 million for the second quarter of fiscal 2003. $0.1 million of the increase resulted from the stronger Canadian dollar. The remainder of the increase largely occurred in our U.S. expansion cities of Chicago, and Miami, and from relocating our U.S. head office to Philadelphia. General and administrative expenses, as a percentage of total revenues, decreased to 10.6% for the second quarter of fiscal 2003 compared to 11.3% for the second quarter of fiscal 2002.

Prior to 2003, we accounted for stock options issued to employees using the intrinsic value method in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations, and recognized compensation expense to the extent the current market price of the underlying stock exceeded the exercise price. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation costs that would have been recognized had the recognition provisions of SFAS 123 been applied to all awards granted to employees after December 15, 1994. The effect of restating the results for the second quarter of fiscal 2002 is that stock-based compensation expense for the quarter, which is included in general and administrative expenses, increased by $146,000 from a recovery of $66,000, as previously reported, to an expense of $80,000.

Other non-operating expenses in the second quarter of fiscal 2003 include $0.2 million of professional fees, which we incurred in exploring the alternatives available to the Company in the context of the decision by Gotham Partners’ (“Gotham”), our principal shareholder, to sell its ownership interest. We expect that we will continue to incur professional advisor fees until the Gotham matter has been resolved.

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

Earnings for the second quarter of 2003 were $0.8 million — a decrease of $0.2 million from second quarter earnings in 2002 of $1.0 million. This decrease is primarily due to lower gross margin of $0.2 million; higher general and administrative expenses of $0.2 million; $0.2 million of Special Committee expenses; offset by an improvement in our share of Limited Liability company results of $0.1 million; and lower income tax expense of $0.3 million.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Total revenues for the first six months of fiscal 2003 increased $5.0 million, or 7.3%, to $73.4 million from $68.4 million for the first six months of fiscal 2002. Excluding an increase of $1.5 million in the reimbursement of management contract expenses, which are directly offset by an equivalent increase in reimbursed management contract expenses within direct costs, there was an increase of $3.5 million in revenues. This was generally as a result of continuing to open new facilities and from a stronger Canadian dollar.

Revenues from leased facilities for the first six months of fiscal 2003 increased to $44.9 million from $42.0 million in the first six months of fiscal 2002, an increase of $2.9 million, or 7.0%. There was an increase of $1.3 million in the United States largely as a result of opening new locations, notably in Milwaukee, with Miller Park — the baseball stadium for the Milwaukee Brewers, and in Miami, which increased its number of leased facilities from two at June 30, 2002 to seven at June 30, 2003. This increase in revenue in the U.S. is net of a decrease of $2.9 million in Chicago and Minneapolis. The decrease in these cities was the result of the sale, by a landlord, of a significant leased facility in Chicago and the subsequent renewal of the agreement by the new landlord as a management contract effective January 2003, and our decision not to renew an unprofitable lease in Minneapolis in the fourth quarter of 2002. These two facilities contributed approximately $3.2 million of leased revenue in the first six months of fiscal 2002. In Canada, there was a $1.6 million increase in leased revenue, which was largely due to a stronger Canadian dollar. The average exchange rate for the first six months of 2003 was C$1.00 = US$0.69, compared to US$0.64 for the first six months of 2002. In local currency terms however, leased revenue in Canada decreased C$0.4 million for the first six months of 2003, compared to the same period in 2002. An increase of C$1.0 million in Toronto, largely from adding five new lease locations from June 30, 2002 to June 30, 2003, was offset by a decrease of C$1.4 million in other Canadian cities as a result of severe winter weather in 2003 and a decline in hotel, tourism and other traffic.

Management contract revenues for the first six months of fiscal 2003 increased by $0.4 million, or 4.2%, to $10.7 million from $10.3 million for the first six months of fiscal 2002. Of this increase, approximately $0.3 million is due to the stronger Canadian dollar and $0.1 million to new contracts.

The direct costs incurred in providing services under parking and management contracts in the first six months of 2003 increased to $45.7 million from $41.7 million in the first six months of 2002, an increase of $4.0 million, or 9.4%. Rent expense increased by $2.1 million, or 8.1%, to $28.9 million for the first six months of 2003 from $26.8 million for the first six months of 2002. Rent as a percentage of leased revenues, increased to 64.4% in the first six months of 2003 from 63.9% in the same period of 2002. The increase is due to an increase in Canada in rent as a percentage of leased revenues. We opened several new lease locations in Toronto, and as with any new lease we expect that rent as a percentage of leased revenues will be higher at the start of the lease term. Furthermore, in Western Canada leased revenue declined 7.3% in local currency terms for the first six months of 2003 compared to 2002, producing an increase in rent as a percentage of revenue because of the usually fixed nature of rent expense for leases. The increase in other direct costs of $1.9 million, or 12.4%, from $14.9 million to $16.8 million, includes an increase in snow clearing and removal costs of $0.2 million from the harsher winter in 2003; $0.6 million of costs associated with operating the new contracts at the Mirabel and Dorval airports in Montreal, Quebec and Miller Park in Milwaukee; $0.4 million for the effect of the stronger Canadian dollar on other direct costs; a discount of $0.1 million granted on the early settlement of the outstanding balance due from the San Francisco Giants for their share of development costs; and $0.3 million of increased business taxes in Calgary. Although the business tax assessment for our lots in Calgary for 2003 is approximately the same as 2002, we were in the initial stages of appealing it in the first six months of 2002 and had not fully accrued at the time for the increase over the prior year. The increases in other direct costs for the first six months of fiscal 2003 were offset by a recovery of $0.3 million for an amount previously accrued in 2002 for a property tax assessment, which we successfully appealed in 2003. The cost of parking and management contracts as a percentage of revenue from parking and management contracts increased to 80.8% in the first six months of fiscal 2003 from 78.6% in the first six months of fiscal 2002.

We are appealing our 2002 and 2003 business tax assessments for our operations in Calgary, Alberta. We have also applied for a court ruling that the applicable business tax bylaws are void or invalid. The assessment for 2002 of approximately $0.9 million is three times the amount of our assessment for 2001 of approximately $0.3 million. The assessment for 2003 is approximately equivalent to the assessment for 2002. In July 2003, the MGB determined that the assessment method used by the City of Calgary in 2002 was not assessed fairly in that year. If the City does not appeal this decision of the MGB, we will be entitled to a refund of a substantial portion of the assessed taxes for 2002. We are still determining the impact, if any, of this decision upon amounts paid to the City in 2001 and 2003 as well. We have accrued at June 30, 2003 the proportionate amount for the year of the 2003 assessment and the full assessment for 2002. We have paid approximately 60% of the amounts accrued. We have provided further details of this issue in this quarterly report in Part II, Item 1 — Legal Proceedings.

General and administrative expenses increased $0.6 million, or 6.9%, from $8.0 million for the first six months of fiscal 2002 to $8.6 million for the first six months of fiscal 2003. $0.3 million of the increase resulted from the stronger Canadian dollar. The remainder of the increase largely occurred in our U.S. expansion cities of Chicago, Miami and San Francisco, and from relocating our U.S. head office to Philadelphia. General and administrative expenses, as a percentage of total revenues, remained unchanged at 11.7% for the first six months of both fiscal 2003 and 2002.

Prior to 2003, we accounted for stock options issued to employees using the intrinsic value method in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations, and recognized compensation expense to the extent the current market price of the underlying stock exceeded the exercise price. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation costs that would have been recognized had the recognition provisions of SFAS 123 been applied to all awards granted to employees after December 15, 1994. The effect of restating the results for the first six months of fiscal 2002 is that stock-based compensation expense for the period, which is included in general and administrative expenses, increased by $136,000 from $24,000, as previously reported, to $160,000.

Other non-operating expenses in the first six months of fiscal 2003 include $0.7 million of professional fees, which we incurred in exploring the alternatives available to the Company in the context of the decision by Gotham Partners’ (“Gotham”), our principal shareholder, to sell its ownership interest. We expect that we will continue to incur professional advisor fees until the Gotham matter has been resolved.

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

Earnings for the first six months of 2003 were $8,000 — a decrease of $1.0 million from earnings for the first six months of 2002 of $1.0 million. This decrease is primarily due to lower gross margin of $0.5 million; higher general and administrative expenses of $0.6 million; higher depreciation and amortization of $0.1 million; $0.7 million of Special Committee expenses; offset by an improvement in our share of Limited Liability company results of $0.1 million; an increase of $0.1 million in net interest income; and lower income tax expense of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2003, we had cash and cash equivalents of $18.2 million. This represents an increase of $3.0 million for the first six months of fiscal 2003 from the balance at December 31, 2002. The increase resulted from $2.4 million of cash generated from operations, $2.2 million provided by financing activities and $1.2 million for the effect of exchange rate changes on cash; offset by $2.8 million used in investing activities.

The cash generated from operations in the first six months of 2003 included $3.2 million of parking revenue from San Francisco Giants’ season ticket holders, which is consistent with prior years. This is recognized as revenue during the baseball season in the second and third quarters of each year. Therefore, approximately $1.6 million has been recognized in the first six months of 2003 and the balance has been included in deferred revenue on our balance sheet at June 30, 2003.

The cash used in investing activities during the first six months of fiscal 2003 included $3.0 million in respect of an advance license fee under a ten year license agreement to manage the parking operations at Miller Park in Milwaukee, Wisconsin. This prepayment is included in other assets and is being amortized on a straight-line basis over the term of the agreement. We also received $1.0 million from the San Francisco Giants in early settlement of the outstanding balance due from them of $1.1 million for their share of the parking facility development costs. The discount of $0.1 million was expensed in the first six months of fiscal 2003. The balance was originally to be recovered from any future participation rent payable to the Giants.

At June 30, 2003, we had $6.0 million of bank debt outstanding. We borrowed $3.0 million under our credit facility during the first six months of 2003 to fund the advance license fee for Miller Park. After originally drawing down $6.9 million on the non-revolving loan facility and using $1.9 million for outstanding letters of credit, we have $11.2 million remaining of a $20.0 million credit facility with HSBC Canada to fund working capital requirements, acquisitions and other capital investment opportunities.

In April 2003, under the terms of the acquisition agreement for the purchase of E-Z Park Company Ltd., LLC in April 2000, we repaid the note payable of $0.5 million, including accrued interest, due to the vendor as deferred consideration.

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

Contractual Obligations and Commercial Commitments

With the exception of the $3.0 million of additional bank indebtedness, which is included in current liabilities, there have been no material changes in our contractual obligations and commercial commitments as at June 30, 2003 from those at December 31, 2002, which were disclosed in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

The Company’s primary exposure to market risk consists of changes in interest rates on cash invested in short-term deposits. Although, as of June 30, 2003, we did not have any cash invested in short-term deposits, we may take the opportunity in the future to invest in short-term deposits if interest rates increase from present levels. Changes in interest rates could impact the Company’s anticipated interest income.

Our bank indebtedness of $6.0 million at June 30, 2003 bears interest at rates that vary with changes in the London Interbank Offered Rate (“LIBOR”). Based on our current borrowing level, a 1% change in LIBOR would impact net earnings by less than $0.1 million annually.

Foreign Currency Exposure

We operate wholly owned subsidiaries in Canada. Total revenues from Canadian operations amounted to $21.3 million and $18.8 million for the three months ended June 30, 2003 and 2002, respectively, and $40.4 million and $36.8 million for the six months ended June 30, 2003 and 2002, respectively. We intend to continue to invest in Canadian facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is mitigated as the Canadian dollar revenues are offset by Canadian dollar operating costs. In limited circumstances we have denominated Canadian contracts in U.S. dollars to limit currency exposure. Our net earnings in Canada for the six months ended June 30, 2003 were approximately $1.0 million, or C$1.5 million translated at the average exchange rate for the period of C$1.00 = US$0.69. If the exchange rate used for the six months ended June 30, 2003 had been US$0.66 instead of US$0.69, the effect would be to decrease our net earnings by less than $0.1 million. Presently, we have no formal hedging programs and have no outstanding derivative contracts. We would consider implementing a hedging program if such risk materially increases.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The provision of services to the public entails an inherent risk of liability. We are engaged from time to time in routine litigation incidental to our business. Other than cases involving Sterling Parking Ltd. and the City of Calgary in Calgary, Alberta, described below, there is no legal proceeding to which we are a party which, if decided adversely we anticipate could have a material adverse effect on our results of operation or financial condition. We attempt to disclaim liability for personal injury in facilities we operate. We also carry liability insurance that we believe meets or exceeds industry standards as determined by our landlords. We can provide no assurances, however, that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on our financial condition, liquidity or results of operations. Apart from developments in the Eau Claire Market lawsuit and in the City of Calgary business tax matter, which are discussed below, there has been no material change in the status of the litigation described below since our quarterly report on Form 10-Q for the quarter ended March 31, 2003.

A lawsuit involving the Eau Claire Market in Calgary, Alberta was filed in the Queen’s Bench of Alberta on August 20, 1998. It involved a claim against a property in which Imperial Parking Canada Corporation (“Impark Canada”), a subsidiary of the Company and successor to Imperial Parking Limited by amalgamation, is the lessee. The plaintiff MP Acquisitions Ltd. purchased the property and asserted that it did not receive full disclosure of the terms of the Impark Canada lease. The plaintiff claimed that, as a result, it was entitled to priority over Impark Canada’s lease and to possession of the property. A trial had been scheduled to begin on June 16, 2003. However, the lawsuit was settled by the parties prior to that date. The specific terms of the settlement are confidential, but no amounts are payable to the landlord as a result of this settlement. We also negotiated a ten year extension to our lease agreement with the landlord, effective January 1, 2004. To obtain this extension, we were required to make a one-time advance rent payment of $0.4 million (C$0.6 million) on July 1, 2003. The settlement does not include an admission of liability by any party to the lawsuit. Because it is now settled, this litigation will no longer be discussed in future public disclosure by the Company.

Impark Canada is a defendant in a lawsuit brought by Newcourt Financial Ltd. (“Newcourt”) as the assignee of Oracle Corporation Canada Inc. (“Oracle”). The suit was filed in Ontario Superior Court on September 11, 1999. The co-defendant is First Union Management, Inc. (“FUMI”). At the time of the material events alleged in the lawsuit, FUMI was an affiliate of Impark Canada. The lawsuit alleges that Impark Canada and FUMI owe approximately $825,000 under a software licence and services agreement, plus interest and legal costs. We believe the claim is largely without merit. In response to the claim, Impark Canada and FUMI commenced their own action in British Columbia on November 12, 1999, seeking a declaration that no amounts are owing to either Newcourt or Oracle under the license and services agreement. The Ontario lawsuit has been stayed pending the resolution of the B.C. action. The B.C. action is in pre-trial proceedings. No trial date has been scheduled. First Union Real Estate Equity and Mortgage Investments (“FUR”) has agreed in writing to indemnify Impark Canada with respect to all liabilities and damages that may be incurred by Impark with respect to this claim. FUR is an affiliate of FUMI and is publicly listed on the New York Stock Exchange.

Impark Canada is a defendant in a lawsuit brought by Sterling Parking Ltd., which was filed April 3, 2001 in the Queen’s Bench of Alberta. The suit involves an alleged breach by Impark Canada of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management by Impark Canada of certain Sterling lots in Calgary. The agreement prohibited Impark Canada from bidding on any Sterling lots while negotiations of such transaction were underway. During negotiations, Impark Canada successfully bid on two Sterling lots. The proposed transaction with Sterling was not completed. Sterling claims in the lawsuit that Impark Canada wrongfully bid on the two lots and an additional three lots, as well as improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $7.9 million (C$11.6 million). The lawsuit is in pre-trial proceedings. No trial date has been set. We believe that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. We have accrued at June 30, 2003 our best estimate of costs related to this action; however; any damages awarded against Impark Canada in excess of this amount could have a material effect on our financial position and results of operation.

Impark Canada commenced a lawsuit against the City of Calgary in Alberta, Canada in the Queen’s Bench of Alberta on April 12, 2001. The City of Calgary had earlier passed a business tax bylaw in 2001 imposing a revised method for calculating the business tax payable by commercial parking lot operators in that city. The new bylaw imposes a business tax on the basis of the square footage of the premises leased or operated, as opposed to the historical method of assessing business taxes on the basis of rent paid by the lessee. Impark Canada is applying for a court ruling that the 2001 bylaw is void for vagueness or that it is invalid because of its discriminatory effect. Impark Canada is also appealing the increased business taxes through the government assessment review process. We were unsuccessful in our first stage of appeal of the 2001 business taxes at the Calgary City Assessment Review Board (“ARB”) and again at our second stage of appeal at the Alberta Municipal Government Board (“MGB”). In February 2002, the City of Calgary passed a 2002 Business Tax Bylaw, which approximately tripled the business tax for Impark operations in Calgary for the 2002 calendar year to approximately $1.0 million (C$1.4 million). We were unsuccessful in our first stage of appeal of the 2002 business taxes at the ARB and appealed this decision to the MGB in November 2002. The MGB released its decision in July 2003 and determined that the assessment method used by the City in 2002 was not assessed fairly in that year. If the City does not appeal this decision of the MGB, Impark Canada will be entitled to a refund of a substantial portion of the assessed taxes for 2002. We are still determining the impact, if any, of this decision upon amounts paid to the City in 2001 and 2003 as well. In February 2003, the City of Calgary passed a 2003 Business Tax Bylaw, which imposed the same rate and assessment method of business tax for Impark operations in Calgary for the 2003 calendar year as was used in 2002, at an amount of approximately $0.9 million (C$1.3 million). We have filed an appeal of the 2003 business taxes with the ARB. We have amended our lawsuit against the City of Calgary to include the 2002 and 2003 assessments. The lawsuit is currently in pre-trial proceedings and no trial date has been set. We believe that the City’s 2001, 2002 and 2003 business tax bylaws are void and invalid. With respect to the 2001 business tax assessment, if we are unsuccessful in our lawsuit against the City of Calgary, then we will not be entitled to the return of any portion of the 2001 business tax assessment, which we have already paid in 2001. With respect to the 2002 business tax assessment, if the City appeals the July 2003 decision of the MGB and we are unsuccessful in defending the appeal, and if we are unsuccessful in our lawsuit against the City of Calgary, we will be required to pay the full amount of the 2002 assessment, currently $1.0 million, for which we have fully accrued such amount at June 30, 2003. With respect to the 2003 business tax assessment, if we are unsuccessful in appealing the assessment and if we are unsuccessful in our lawsuit against the City of Calgary, we will be required to pay the full amount of the 2003 assessment, currently $0.9 million, for which we have accrued the proportionate amount for the year at June 30, 2003.

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

Index to Exhibits

Exhibit No.	Description

2.1	Memorandum of Understanding regarding the Distribution between First Union Real Estate Equity and Mortgage Investments (“First Union”) and the Registrant (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).
3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).
4.1	Specimen certificate for shares of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).
10.1	2000 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).
10.2	Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000) and First Amendment to Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K as filed on March 26, 2002).
10.3	Huntzinger Employment Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).
10.4	Wallner Employment Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).
10.5	Newsome Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K as filed on March 27, 2003).
10.6	$20.0 million Credit Facility (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K as filed on March 28, 2001).
10.7	Restricted Stock Agreement for Annual Stock Grant to Directors (Incorporated by reference to Exhibit 10.11 on the Company’s Quarterly Report on Form 10-Q as filed on November 13, 2001).
10.8	Amended and Restated Share Purchase Agreement between Imperial Parking (U.S.), Inc. and the shareholders of DLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on July 12, 2001).
10.9	Standstill Agreement between Gotham Partners and the Registrant (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed on January 23, 2003).
10.10	Gottlin Employment Agreement (Incorporated by reference to Exhibit 10.10 on the Company’s Quarterly Report on Form 10-Q as filed on May 12, 2003).
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q as filed on November 13, 2001).

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Attached herewith)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Attached herewith)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached herewith)
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached herewith)

(b)  Reports on Form 8-K

The following reports were filed on Form 8-K during the quarter ended June 30, 2003.

April 3, 2003 — Item 5. Other Events — Announcement of stock repurchase program
May 13, 2003 — Item 5. Other Events — Announcement of first quarter earnings
May 15, 2003 — Item 5. Other Events — Adoption of shareholder rights plan
May 27, 2003 — Item 5. Other Events — Expiration of standstill agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PARKING CORPORATION

Date: August 12, 2003	/s/ J. Bruce Newsome J. Bruce Newsome Chief Financial Officer (Authorized officer)