Form 10-Q
period 2003-09-30
IMPERIAL PARKING CORP
filed 2003-11-13
CIK 1103389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From ___________ to ___________

Commission File Number 1-15629

IMPERIAL PARKING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-2161409

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West Cordova Street, Suite 300 Vancouver, BC Canada	V6B 1G1

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(604) 681-7311

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

The number of shares outstanding of the registrant’s common stock, as of November 7, 2003, was 1,824,639.

INDEX
IMPERIAL PARKING CORPORATION

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated balance sheets
	—September 30, 2003 and December 31, 2002	3
	Consolidated statements of operations
	—three and nine months ended September 30, 2003 and 2002	4
	Consolidated statement of stockholders’ equity
	—nine months ended September 30, 2003	5
	Consolidated statements of cash flows
	—nine months ended September 30, 2003 and 2002	6
	Notes to consolidated financial statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16
Item 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	20
Signatures		22

IMPERIAL PARKING CORPORATION

Consolidated Balance Sheets
Amounts in thousands of United States dollars, except share amounts

	September 30	December 31
	2003	2002

	(Unaudited)	(restated — note 3)
ASSETS
Current assets:
Cash and cash equivalents	$20,677	$15,138
Accounts receivable	6,957	6,408
Current portion of recoverable development costs	878	781
Inventory	1,124	960
Deposits and prepaid expenses	2,620	1,347
Deferred income taxes	—	1,034

Total current assets	32,256	25,668
Recoverable development costs	1,874	2,435
Fixed assets	16,365	14,350
Management and lease agreements (note 5)	666	867
Other assets	5,537	3,895
Goodwill (note 6)	50,786	45,213

	$107,484	$92,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Management accounts payable	$7,816	$5,889
Trade accounts payable and other accrued liabilities	9,426	7,479
Payables to employees and former employees	2,891	2,302
Sales and other taxes payable	2,603	1,542
Bank indebtedness	5,869	3,349
Current portion of other long-term liabilities	1,066	1,581
Deferred revenue	2,215	1,985

Total current liabilities	31,886	24,127
Other long-term liabilities	3,556	4,139
Deferred income taxes	2,072	2,690

Total liabilities	37,514	30,956
Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized 1,823,014 shares issued and outstanding (2002 — 1,822,639)	18	18
Additional paid-in capital	60,937	60,674
Retained earnings	5,102	4,560
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	3,913	(3,780)

Total stockholders’ equity	69,970	61,472

	$107,484	$92,428

See accompanying notes to interim consolidated financial statements.

IMPERIAL PARKING CORPORATION

Consolidated Statements of Operations
(Unaudited)
Amounts in thousands of United States dollars, except per share amounts

	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

		(restated —		(restated —
		note 3)		note 3)
Revenues
Parking and management contract	$34,100	$28,615	$90,673	$81,741
Reimbursement of management contract expenses	8,067	7,528	24,847	22,791

Total revenues	42,167	36,143	115,520	104,532

Direct costs
Cost of parking and management contracts	27,924	22,583	73,608	64,323
Reimbursed management contract expenses	8,067	7,528	24,847	22,791

Total direct costs	35,991	30,111	98,455	87,114

Gross margin	6,176	6,032	17,065	17,418
Other operating expenses (income):
General and administrative	4,131	4,128	12,690	12,135
Depreciation and amortization	683	600	1,872	1,733
Equity share of limited liability company (income) losses	(138)	9	(149)	84

Total other operating expenses	4,676	4,737	14,413	13,952

Operating income	1,500	1,295	2,652	3,466
Other income (expenses)
Interest income	80	229	287	397
Interest expense	(66)	(93)	(244)	(323)
Other expense (note 4)	(262)	—	(977)	—

Other income (expense), net	(248)	136	(934)	74

Earnings before income taxes	1,252	1,431	1,718	3,540
Income tax expense
Current	571	76	733	308
Deferred	147	795	443	1,710

	718	871	1,176	2,018

Net earnings	$534	$560	$542	$1,522

Earnings per share:
Basic	$0.29	$0.31	$0.30	$0.84

Diluted	$0.29	$0.29	$0.29	$0.79

See accompanying notes to interim consolidated financial statements.

IMPERIAL PARKING CORPORATION
Consolidated Statement of Stockholders’ Equity
Amounts in thousands of United States dollars, except number of common shares (Unaudited)

					Foreign
	Common stock		Additional		currency
			paid-in	Retained	translation		Comprehensive
	Number	Amount	capital	earnings	adjustment	Total	income

Balance, December 31, 2002, as previously reported	1,822,639	$18	$60,730	$4,504	$(3,780)	$61,472
Retroactive effect of adoption of new accounting policy (note 3)	—	—	(56)	56	—	—

Balance, December 31, 2002, as restated	1,822,639	18	60,674	4,560	(3,780)	61,472
Net earnings	—	—	—	542	—	542	542
Foreign currency translation adjustment in period	—	—	—	—	7,693	7,693	7,693
Stock based compensation	—	—	257	—	—	257
Options exercised	375	—	6	—	—	6

Total stockholders’ equity at September 30, 2003	1,823,014	$18	$60,937	$5,102	$3,913	$69,970

Comprehensive income							$8,235

See accompanying notes to interim consolidated financial statements.

IMPERIAL PARKING CORPORATION

Consolidated Statements of Cash Flows
(Unaudited)

Amounts in thousands of United States dollars

	Nine months ended September 30

	2003	2002

		(restated —
		note 3)
Cash flows from operating activities:
Net earnings	$542	$1,522
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	1,872	1,733
Recovery of recoverable development costs	468	461
Equity share of limited liability company (income) losses	(149)	84
Stock-based compensation	257	246
Non-cash interest expense	162	91
Rent expense in excess of lease payments	357	257
Deferred income taxes	443	1,710
Discount on settlement of note receivable	100	—
Changes in non-cash working capital items, excluding acquisitions:
Accounts receivable	497	1,061
Inventory	(12)	18
Deposits and prepaid expenses	(779)	(540)
Management accounts payable	1,082	572
Trade accounts payable and other accrued liabilities	963	(136)
Payables to employees and former employees	350	533
Sales and other taxes payable	921	559
Deferred revenue	43	(241)

Net cash provided by operating activities	7,117	7,930

Cash flows from investing activities
Purchase of fixed assets	(1,774)	(1,015)
Change in other assets	(2,864)	(63)
Settlement of note receivable	1,036	—
Increase in recoverable development costs	—	(1,491)
Acquisition of management and lease agreements	—	(766)
Additional consideration on acquisition of parking business	(1,108)	(1,836)

Net cash used in investing activities	(4,710)	(5,171)

Cash flows from financing activities
Proceeds from bank indebtedness	3,000	—
Repayment of bank indebtedness	(482)	(397)
Change in other long-term liabilities	(542)	(94)
Exercise of stock options	6	64

Net cash provided by (used in) financing activities	1,982	(427)

Effect of exchange rate changes on cash and cash equivalents	1,150	(20)

Increase in cash and cash equivalents	5,539	2,312
Cash and cash equivalents, beginning of period	15,138	10,991

Cash and cash equivalents, end of period	$20,677	$13,303

Supplementary information:
Interest paid	70	99
Income taxes paid	479	335

See accompanying notes to interim consolidated financial statements.

IMPERIAL PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Imperial Parking Corporation (“Impark”) do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results from operations and cash flows as at September 30, 2003, and for all periods presented, have been included. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in Impark’s annual report on Form 10-K for the fiscal year ended December 31, 2002. Except as indicated in note 3, the principles applied in the preparation of these interim consolidated financial statements are consistent with those applied in the consolidated financial statements included in the annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may by expected for the fiscal year ending December 31, 2003.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30

	2003			2002

	Income	Common		Income	Common
	available	shares	Per share	available	shares	Per share
	($000's)	(000's)	amount	($000's)	(000's)	amount

Basic earnings per share
Net earnings	$534	1,823	$0.29	$560	1,820	$0.31
Effect of dilutive stock options	—	50	—	—	80	(0.02)

Diluted earnings per share	$534	1,873	$0.29	$560	1,900	$0.29

	Nine months Ended September 30

	2003			2002

	Income	Common		Income	Common
	available	shares	Per share	available	shares	Per share
	($000's)	(000's)	amount	($000's)	(000's)	amount

Basic earnings per share
Net earnings	$542	1,823	$0.30	$1,522	1,822	$0.84
Effect of dilutive stock options	—	50	(0.01)	—	95	(0.05)

Diluted earnings per share	$542	1,873	$0.29	$1,522	1,917	$0.79

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

Adoption of the recognition and measurement provisions of SFAS 123 resulted in a decrease of $454,000 in additional paid in capital as at January 1, 2002, an increase of $454,000 in opening retained earnings as at January 1, 2002 and an increase in stock based compensation expense recognized of $166,000 for the three months ended September 30, 2002, and an increase of $302,000 for the nine months ended September 30, 2002, from the amounts previously reported. For the year ended December 31, 2002, adoption of the recognition provisions of SFAS 123 resulted in an increase in stock based compensation expense of $398,000, a decrease in additional paid in capital of $56,000 as at December 31, 2002 and an increase of $56,000 in retained earnings as at December 31, 2002.

4. OTHER EXPENSES

In January 2003, a Special Committee of the Company’s Board of Directors was formed for the purpose of exploring strategic alternatives available to the Company in the context of the decision by Gotham Partners to sell its ownership interest in the Company. The Special Committee has engaged professional advisors to assist it in this review. The Company incurred $262,000 in professional fees payable to the advisors during the three months ended September 30, 2003 (2002 — nil), and $977,000 for the nine months ended September 30, 2003 (2002 — nil), which expenses have been expensed as incurred.

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

	September 30, 2003	December 31, 2002

Cost	$2,101	$1,982
Accumulated amortization	(1,435)	(1,115)

	$666	$867

6. GOODWILL

September 30, 2003

Carrying value, beginning of period	$45,213
Effect of exchange rates	5,708
Adjustment to prior year acquisitions on payment of contingent consideration	(135)

Carrying value, end of period	$50,786

7. BUSINESS SEGMENTS

Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the revenue, operating results and assets for these geographic regions.

	Three Months Ended September 30

	2003			2002

	Canada	U.S.	Total	Canada	U.S.	Total

Parking and management contract revenue	$15,414	$18,686	$34,100	$13,264	$15,351	$28,615
Total revenue	21,377	20,790	42,167	18,634	17,509	36,143
Depreciation and amortization	343	340	683	317	283	600
Operating income (loss)	1,512	(12)	1,500	1,659	(364)	1,295
Income tax expense	648	70	718	645	226	871
Goodwill	41,621	9,165	50,786	35,709	9,300	45,009
Long-lived assets	15,440	7,128	22,568	13,749	5,498	19,247
Total assets	72,808	34,676	107,484	59,985	31,375	91,360

	Nine months Ended September 30

	2003			2002

	Canada	U.S.	Total	Canada	U.S.	Total

Parking and management contract revenue	$44,197	$46,476	$90,673	$39,316	$42,425	$81,741
Total revenue	61,825	53,695	115,520	55,392	49,140	104,532
Depreciation and amortization	952	920	1,872	906	827	1,733
Operating income (loss)	4,333	(1,681)	2,652	4,972	(1,506)	3,466
Income tax expense	1,549	(373)	1,176	1,789	229	2,018
Goodwill	41,621	9,165	50,786	35,709	9,300	45,009
Long-lived assets	15,440	7,128	22,568	13,749	5,498	19,247
Total assets	72,808	34,676	107,484	59,985	31,375	91,360

8. CONTINGENCIES

The Company is the defendant in a lawsuit filed by Sterling Parking Ltd. (“Sterling”) in April 2001. Sterling is claiming damages of $7.9 million (Canadian $11.6 million) as a result of a failed agreement to manage certain of Sterling’s locations by Impark. The Company believes that the claim is largely without merit and, regardless, the amount claimed is excessive. The Company will continue to defend itself against the claim. The Company has accrued at September 30, 2003 its best estimate of the costs related to this action, but in the event the Company is unsuccessful, any damages awarded to Sterling in excess of this amount could have a material effect on our financial position or results of operations.

In February 2002, the City of Calgary (“the City”) passed a 2002 Business Tax Bylaw, which approximately tripled the business tax for the Company’s operations in Calgary for the 2002 calendar year to approximately $1.0 million (Canadian $1.4 million). In February 2003, the City passed a 2003 Business Tax Bylaw, which imposed the same rate and assessment method of business tax for the Company’s operations for 2003 as was used in 2002, at an amount of approximately $0.9 million (C$1.3 million). The Company is appealing the assessments through the assessment review process and also applying for a court ruling that the bylaws are void or invalid. In July 2003, the Alberta Municipal Government Board (“MGB”) determined that the assessment method used by the City in 2002 was not assessed fairly in that year. If the City does not appeal this decision of the MGB by December 31, 2003, the Company will be entitled to a refund of a substantial portion of the assessed taxes for 2002. With respect to the 2002 business tax assessment, if the City appeals the July 2003 decision of the MGB and the Company is unsuccessful in defending the appeal, and if the Company is unsuccessful in its lawsuit against the City, it will be required to pay the full amount of the 2002 assessment, currently $1.0 million. With respect to the 2003 business tax assessment, if the Company is unsuccessful in appealing the assessment and if it is unsuccessful in its lawsuit against the City, it will be required to pay the full amount of the 2003 assessment, currently $0.9 million. At September 30, 2003, the Company has accrued the full assessment for 2002 and the proportionate amount for the year of the 2003 assessment, and has paid approximately 60% of the amounts accrued.

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

The following important factors, in addition to those discussed elsewhere in this report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

–	successfully integrating past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

–	successful implementation of the Company’s operating and growth strategy, including possible strategic acquisitions;

–	fluctuations in quarterly operating results caused by a variety of factors including the timing of gains on sales of owned facilities, pre-opening costs, changes in the Company’s cost of borrowing, effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports and local, national and international economic conditions;

–	the ability of the Company to form and maintain its strategic relationships with certain large real estate owners and property managers;

–	global and/or regional economic factors; and

–	compliance with laws and regulations, including, without limitation, environmental, antitrust and consumer protection laws and regulations at the federal, state, local and international levels.

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

Revenue earned from each type of arrangement for the three and nine months ended September 30, 2003 and 2002, and the number of facilities operated as at September 30, 2003 and 2002, are as follows:

			Revenue

	# of locations at		Three months ended		Nine months ended
	September 30		September 30		September 30

	2003	2002	2003	2002	2003	2002

			(thousands of United States dollars)
Parking and management contract revenue
Leased	598	569	$27,909	$23,221	$72,828	$65,217
Managed	1,087	1,047	5,705	4,990	16,414	15,266
Owned	15	15	486	404	1,431	1,258

	1,700	1,631	34,100	28,615	90,673	81,741

Reimbursement of management contract expenses			8,067	7,528	24,847	22,791

Total revenues			$42,167	$36,143	$115,520	$104,532

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Total revenues for the third quarter of fiscal 2003 increased $6.0 million, or 16.7%, to $42.1 million from $36.1 million for the third quarter of fiscal 2002. Excluding an increase of $0.5 million in the reimbursement of management contract expenses, which are directly offset by an equivalent increase in reimbursed management contract expenses within direct costs, there was an increase of $5.5 million in revenues. This increase was generally as a result of continuing to open new facilities and from a stronger Canadian dollar. If the Canadian dollar exchange rate in 2003 had remained the same as it was in 2002, total revenues for the third quarter of fiscal 2003 would have increased by only $3.6 million, or 10.0%.

Revenues from leased facilities for the third quarter of fiscal 2003 increased to $27.9 million from $23.2 million in the third quarter of fiscal 2002, an increase of $4.7 million, or 20.2%. There was an increase of $3.2 million in the United States largely as a result of opening new locations, notably in Milwaukee, with Miller Park — the baseball stadium for the Milwaukee Brewers, and in Miami, which increased its number of leased facilities from five at September 30, 2002 to thirteen at September 30, 2003. This increase in revenue in the U.S. is net of a decrease of $1.0 million in Chicago and Minneapolis. The decrease in these cities was largely the result of the sale, by a landlord, of a significant leased facility in Chicago and the subsequent renewal of the agreement by the new landlord as a management contract effective January 2003, and our decision not to renew an unprofitable lease in Minneapolis in the fourth quarter of 2002. These two facilities contributed approximately $1.6 million of leased revenue in the third quarter of fiscal 2002. In Canada, there was a $1.5 million increase in leased revenue, which was largely due to a stronger Canadian dollar. The average exchange rate for the third quarter of 2003 was C$1.00 = US$0.72, compared to US$0.64 for the third quarter of 2002. In local currency terms, leased revenue in Canada increased C$0.1 million for the third quarter of 2003, compared to the same period in 2002, largely as a result of adding new locations.

Management contract revenues for the third quarter of fiscal 2003 increased by $0.7 million, or 14.3%, to $5.7 million from $5.0 million for the third quarter of fiscal 2002. Of this increase, approximately $0.3 million is due to the stronger Canadian dollar and $0.4 million to new contracts.

The direct costs incurred in providing services under parking and management contracts in the third quarter of 2003 increased to $27.9 million from $22.6 million in the third quarter of 2002, an increase of $5.3 million, or 23.7%. Rent expense increased by $3.7 million, or 25.2%, to $18.6 million the third quarter of 2003 from $14.9 million for the third quarter of 2002. Rent as a percentage of leased revenues, increased to 66.7% in the third quarter of 2003 from 64.0% in the same quarter of 2002. The increase is due to an increase in Canada in rent as a percentage of leased revenues. We opened several new lease locations in Toronto, and as with any new lease we expect that rent as a percentage of leased revenues will be higher at the start of the lease term. Furthermore, in Calgary an increase in office vacancy rates in certain areas of downtown combined with lease renewals at higher rent produced an increase in rent as a percentage of leased revenue. The increase in other direct costs of $1.6 million, or 20.6%, from $7.7 million to $9.3 million, includes $0.4 million of costs associated with operating the new contracts at the Mirabel and Dorval airports in Montreal, Quebec, and Miller Park in Milwaukee; and $0.4 million for the effect of the stronger Canadian dollar on other direct costs. The cost of parking and management contracts as a percentage of revenue from parking and management contracts increased to 81.9% in the third quarter of fiscal 2003 from 78.9% in the third quarter of fiscal 2002.

We are appealing our 2002 and 2003 business tax assessments for our operations in Calgary, Alberta. We have also applied for a court ruling that the applicable business tax bylaws are void or invalid. The assessment for 2002 of approximately $0.9 million is three times the amount of our assessment for 2001 of approximately $0.3 million. The assessment for 2003 is approximately equivalent to the assessment for 2002. In July 2003, the Alberta Municipal Government Board (“MGB”) determined that the assessment method used by the City of Calgary in 2002 was not assessed fairly in that year. If the City does not appeal this decision of the MGB, we will be entitled to a refund of a substantial portion of the assessed taxes for 2002. We are still determining the impact, if any, of this decision upon amounts paid to the City in 2001 and 2003 as well. We have accrued at September 30, 2003 the proportionate amount for the year of the 2003 assessment and the full assessment for 2002. We have paid approximately 60% of the amounts accrued. We have provided further details of this issue in this quarterly report in Part II, Item 1 — Legal Proceedings.

General and administrative expenses remained unchanged at $4.1 million for both the third quarter of fiscal 2003 and 2002. A realized foreign exchange gain of $0.1 million in the third quarter of fiscal 2003 was offset by a $0.1 million increase in Canadian general and administrative expenses resulting from the stronger Canadian dollar. General and administrative expenses, as a percentage of total revenues, decreased to 9.8% for the third quarter of fiscal 2003 compared to 11.4% for the third quarter of fiscal 2002.

Prior to 2003, we accounted for stock options issued to employees using the intrinsic value method in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations, and recognized compensation expense to the extent the current market price of the underlying stock exceeded the exercise price. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation costs that would have been recognized had the recognition provisions of SFAS 123 been applied to all awards granted to employees after December 15, 1994. The effect of restating the results for the third quarter of fiscal 2002 is that stock-based compensation expense for the quarter, which is included in general and administrative expenses, increased by $166,000 from a recovery of $80,000, as previously reported, to an expense of $86,000.

Other non-operating expenses in the third quarter of fiscal 2003 include $0.3 million of professional fees, which we incurred in exploring the alternatives available to the Company in the context of the decision by Gotham Partners’ (“Gotham”), our principal shareholder, to sell its ownership interest. We expect that we will continue to incur professional advisor fees until the Gotham matter has been resolved.

Income tax expense for fiscal 2003 includes our current tax liability for Canadian operating profits, and capital and state taxes, and a deferred tax expense as we utilized the balance of our previously recognized benefits of net operating losses for tax purposes in Canada. The deferred tax expense has been reduced by a deferred tax recovery for operating losses in the U.S. for fiscal 2003. During the third quarter of 2003, we utilized all of our net operating losses in Canada, and have now started to incur a current, rather than a deferred, tax liability for any operating profits in Canada.

Earnings for the third quarter of 2003 were $0.5 million — unchanged from third quarter earnings in 2002 of $0.5 million. A higher gross margin of $0.1 million; an improvement in our share of Limited Liability company results of $0.1 million; and lower income tax expense of $0.2 million; was offset by lower net interest income of $0.1 million; and $0.3 million of Special Committee expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Total revenues for the first nine months of fiscal 2003 increased $11.0 million, or 10.5%, to $115.5 million from $104.5 million for the first nine months of fiscal 2002. Excluding an increase of $2.1 million in the reimbursement of management contract expenses, which are directly offset by an equivalent increase in reimbursed management contract expenses within direct costs, there was an increase of $8.9 million in revenues. This was generally as a result of continuing to open new facilities and from a stronger Canadian dollar. If the Canadian dollar exchange rate in 2003 had remained the same as it was in 2002, total revenues for the third quarter of fiscal 2003 would have increased by only $5.4 million, or 5.2%.

Revenues from leased facilities for the first nine months of fiscal 2003 increased to $72.8 million from $65.2 million in the first nine months of fiscal 2002, an increase of $7.6 million, or 11.7%. There was an increase of $4.5 million in the United States largely as a result of opening new locations, notably in Milwaukee, with Miller Park — the baseball stadium for the Milwaukee Brewers, and in Miami, which increased its number of leased facilities from five at September 30, 2002 to thirteen at September 30, 2003. This increase in revenue in the U.S. is net of a decrease of $3.7 million in Chicago and Minneapolis. The decrease in these cities was the result of the sale, by a landlord, of a significant leased facility in Chicago and the subsequent renewal of the agreement by the new landlord as a management contract effective January 2003, and our decision not to renew an unprofitable lease in Minneapolis in the fourth quarter of 2002. These two facilities contributed approximately $4.8 million of leased revenue in the first nine months of fiscal 2002. In Canada, there was a $3.1 million increase in leased revenue, which was largely due to a stronger Canadian dollar. The average exchange rate for the first nine months of 2003 was C$1.00 = US$0.70, compared to US$0.64 for the first nine months of 2002. In local currency terms however, leased revenue in Canada decreased C$0.3 million for the first nine months of 2003, compared to the same period in 2002. An increase of C$1.6 million in Toronto, largely from adding four new lease locations from September 30, 2002 to September 30, 2003, was offset by a decrease of C$1.9 million in other Canadian cities as a result of severe winter weather in 2003 and a decline in hotel, tourism and other traffic.

Management contract revenues for the first nine months of fiscal 2003 increased by $1.1 million, or 7.5%, to $16.4 million from $15.3 million for the first nine months of fiscal 2002. Of this increase, approximately $0.6 million is due to the stronger Canadian dollar and $0.5 million to new contracts.

The direct costs incurred in providing services under parking and management contracts in the first nine months of 2003 increased to $73.6 million from $64.3 million in the first nine months of 2002, an increase of $9.3 million, or 14.4%. Rent expense increased by $5.8 million, or 14.0%, to $47.5 million for the first nine months of 2003 from $41.7 million for the first nine months of 2002. Rent as a percentage of leased revenues, increased to 65.3% in the first nine months of 2003 from 64.0% in the same period of 2002. The increase is due to an increase in Canada in rent as a percentage of leased revenues. We opened several new lease locations in Toronto, and as with any new lease we expect that rent as a percentage of leased revenues will be higher at the start of the lease term. Furthermore, in Western Canada leased revenue declined 6.8% in local currency terms for the first nine months of 2003 compared to 2002, producing an increase in rent as a percentage of revenue because of the usually fixed nature of rent expense for leases. The increase in other direct costs of $3.4 million, or 15.2%, from $22.6 million to $26.0 million, includes an increase in snow clearing and removal costs of $0.2 million from the harsher winter in 2003; $1.0 million of costs associated with operating the new contracts at the Mirabel and Dorval airports in Montreal, Quebec and Miller Park in Milwaukee; $0.8 million for the effect of the stronger Canadian dollar on other direct costs; a discount of $0.1 million granted on the early settlement of the outstanding balance due from the San Francisco Giants for their share of development costs; and $0.3 million of increased business taxes in Calgary. Although the business tax assessment for our lots in Calgary for 2003 is approximately the same as 2002, we were in the initial stages of appealing it in the first nine months of 2002 and had not fully accrued at the time for the increase over the prior year. The increases in other direct costs for the first nine months of fiscal 2003 were offset by a recovery of $0.3 million for an amount previously accrued in 2002 for a property tax assessment, which we successfully appealed in 2003. The cost of parking and management contracts as a percentage of revenue from parking and management contracts increased to 81.2% in the first nine months of fiscal 2003 from 78.7% in the first nine months of fiscal 2002.

We are appealing our 2002 and 2003 business tax assessments for our operations in Calgary, Alberta. We have also applied for a court ruling that the applicable business tax bylaws are void or invalid. The assessment for 2002 of approximately $0.9 million is three times the amount of our assessment for 2001 of approximately $0.3 million. The assessment for 2003 is approximately equivalent to the assessment for 2002. In July 2003, the MGB determined that the assessment method used by the City of Calgary in 2002 was not assessed fairly in that year. If the City does not appeal this decision of the MGB, we will be entitled to a refund of a substantial portion of the assessed taxes for 2002. We are still determining the impact, if any, of this decision upon amounts paid to the City in 2001 and 2003 as well. We have accrued at September 30, 2003 the proportionate amount for the year of the 2003 assessment and the full assessment for 2002. We have paid approximately 60% of the amounts accrued. We have provided further details of this issue in this quarterly report in Part II, Item 1 — Legal Proceedings.

General and administrative expenses increased $0.6 million, or 4.6%, from $12.1 million for the first nine months of fiscal 2002 to $12.7 million for the first nine months of fiscal 2003. $0.4 million of the increase resulted from the stronger Canadian dollar. The remainder of the increase largely occurred in our U.S. expansion cities of Chicago, Miami and San Francisco, and from relocating our U.S. head office to Philadelphia, offset by a realized foreign exchange gain of $0.1 million. General and administrative expenses, as a percentage of total revenues, decreased to 11.0% for first nine months of fiscal 2003 from 11.6% for the first nine months of fiscal 2002.

Prior to 2003, we accounted for stock options issued to employees using the intrinsic value method in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations, and recognized compensation expense to the extent the current market price of the underlying stock exceeded the exercise price. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation costs that would have been recognized had the recognition provisions of SFAS 123 been applied to all awards granted to employees after December 15, 1994. The effect of restating the results for the first nine months of fiscal 2002 is that stock-based compensation expense for the period, which is included in general and administrative expenses, increased by $302,000 from a recovery of $56,000, as previously reported, to an expense of $246,000.

Other non-operating expenses in the first nine months of fiscal 2003 include $1.0 million of professional fees, which we incurred in exploring the alternatives available to the Company in the context of the decision by Gotham Partners’ (“Gotham”), our principal shareholder, to sell its ownership interest. We expect that we will continue to incur professional advisor fees until the Gotham matter has been resolved.

Income tax expense for fiscal 2003 includes our current tax liability for Canadian operating profits, and capital and state taxes, and a deferred tax expense as we utilized the balance of our previously recognized benefits of net operating losses for tax purposes in Canada. The deferred tax expense has been reduced by a deferred tax recovery for operating losses in the U.S. for fiscal 2003. During the third quarter of 2003, we utilized all of our net operating losses in Canada, and have now started to incur a current, rather than a deferred, tax liability for any operating profits in Canada.

Earnings for the first nine months of 2003 were $0.5 million — a decrease of $1.0 million from earnings for the first nine months of 2002 of $1.5 million. This decrease is primarily due to lower gross margin of $0.3 million; higher general and administrative expenses of $0.6 million; higher depreciation and amortization of $0.1 million; $1.0 million of Special Committee expenses; offset by an improvement in our share of Limited Liability company results of $0.2 million; and lower income tax expense of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2003, we had cash and cash equivalents of $20.7 million. This represents an increase of $5.5 million for the first nine months of fiscal 2003 from the balance at December 31, 2002. The increase resulted from $7.1 million of cash generated from operations, $2.0 million provided by financing activities and $1.1 million for the effect of exchange rate changes on cash; offset by $4.7 million used in investing activities.

The cash generated from operations for the first nine months of fiscal 2003 includes the majority of the annual revenue we expect to generate from the parking facilities at the PacBell and Miller Park baseball stadiums, as the regular baseball season ends at the end of September. However, some of the rent payable under the lease agreements for these facilities is not due until the fourth quarter of 2003 or the first quarter of 2004. At September 30, 2003, approximately $2.0 million was payable in respect of these agreements, and is included in accrued liabilities on our Balance Sheet.

September was also a strong month for collecting revenue on our management accounts. The end of the summer vacation period for many employees increased traffic in many downtown cores and students return to colleges and universities where we manage the parking. The net revenue collected on management accounts is typically remitted to our landlords the following month, so September’s net revenue will typically be paid in October and is included in management accounts payable on our Balance Sheet.

In the third quarter of fiscal 2003 we utilized the remaining net operating losses that we had in Canada to offset taxable income. Accordingly, we started to accrue for income taxes payable in Canada during the third quarter and had accrued $0.3 million at September 30, 2003 in respect of the portion of third quarter profits in Canada that were taxable. We expect to start paying tax instalments in Canada in the fourth quarter of fiscal 2003 on account of income taxes payable for fiscal 2003.

The cash used in investing activities during the first nine months of fiscal 2003 included $3.0 million in respect of an advance license fee under a ten year license agreement to manage the parking operations at Miller Park in Milwaukee, Wisconsin. This prepayment is included in other assets and is being amortized on a straight-line basis over the term of the agreement. We also paid $1.1 million to the former shareholders of DLC during the first nine months of fiscal 2003. This was the second of five annual deferred payments and was calculated pursuant to the Amended and Restated Share Purchase Agreement (Exhibit 10.8) and was based on the earnings of the acquired operations for the year ended June 30, 2003. We had previously accrued this payment as part of our acquisition. The difference of $135,000 from the amount previously accrued has been allocated to goodwill. We also received during the first nine months of fiscal 2003, $1.0 million from the San Francisco Giants in early settlement of the outstanding balance due from them of $1.1 million for their share of the parking facility development costs. The discount of $0.1 million was expensed in the first nine months of fiscal 2003. The balance was originally to be recovered from any future participation rent payable to the Giants.

At September 30, 2003, we had $5.9 million of bank debt outstanding. We borrowed $3.0 million under our credit facility during the first nine months of 2003 to fund the advance license fee for Miller Park. After originally drawing down $6.9 million on the non-revolving loan facility and using $2.2 million for outstanding letters of credit, we have $10.9 million remaining of a $20.0 million credit facility with HSBC Canada to fund working capital requirements, acquisitions and other capital investment opportunities.

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

Contractual Obligations and Commercial Commitments

With the exception of the $3.0 million of additional bank indebtedness, which is included in current liabilities, there have been no material changes in our contractual obligations and commercial commitments as at September 30, 2003 from those at December 31, 2002, which were disclosed in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

The Company’s primary exposure to market risk consists of changes in interest rates on cash invested in short-term deposits. Although, as of September 30, 2003, we did not have any cash invested in short-term deposits, we may take the opportunity in the future to invest in short-term deposits if interest rates increase from present levels. Changes in interest rates could impact the Company’s anticipated interest income.

Our bank indebtedness of $5.9 million at September 30, 2003 bears interest at rates that vary with changes in the London Interbank Offered Rate (“LIBOR”). Based on our current borrowing level, a 1% change in LIBOR would impact net earnings by less than $0.1 million annually.

Foreign Currency Exposure

We operate wholly owned subsidiaries in Canada. Total revenues from Canadian operations amounted to $21.4 million and $18.6 million for the three months ended September 30, 2003 and 2002, respectively, and $61.8 million and $55.4 million for the nine months ended September 30, 2003 and 2002, respectively. We intend to continue to invest in Canadian facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is mitigated as the Canadian dollar revenues are offset by Canadian dollar operating costs. In limited circumstances we have denominated Canadian contracts in U.S. dollars to limit currency exposure. Our net earnings in Canada for the nine months ended September 30, 2003 were approximately $2.1 million, or C$3.0 million translated at the average exchange rate for the period of C$1.00 = US$0.70. If the exchange rate used for the nine months ended September 30, 2003 had been US$0.66 instead of US$0.70, the effect would be to decrease our net earnings by less than $0.1 million. Presently, we have no formal hedging programs and have no outstanding derivative contracts. We would consider implementing a hedging program if such risk materially increases.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The provision of services to the public entails an inherent risk of liability. We are engaged from time to time in routine litigation incidental to our business. Other than cases involving Sterling Parking Ltd. and the City of Calgary in Calgary, Alberta and certain employees in Seattle, Washington, described below, there is no legal proceeding to which we are a party which, if decided adversely we anticipate could have a material adverse effect on our results of operation or financial condition. We attempt to disclaim liability for personal injury in facilities we operate. We also carry liability insurance that we believe meets or exceeds industry standards as determined by our landlords. We can provide no assurances, however, that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on our financial condition, liquidity or results of operations. Apart from developments in the City of Calgary business tax matter and the addition of the Seattle matter, which are discussed below, there has been no material change in the status of the litigation described below since our quarterly report on Form 10-Q for the quarter ended June 30, 2003.

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

Impark Canada is a defendant in a lawsuit brought by Sterling Parking Ltd., which was filed April 3, 2001 in the Queen’s Bench of Alberta. The suit involves an alleged breach by Impark Canada of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management by Impark Canada of certain Sterling lots in Calgary. The agreement prohibited Impark Canada from bidding on any Sterling lots while negotiations of such transaction were underway. During negotiations, Impark Canada successfully bid on two Sterling lots. The proposed transaction with Sterling was not completed. Sterling claims in the lawsuit that Impark Canada wrongfully bid on the two lots and an additional three lots, as well as improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $7.9 million (C$11.6 million). The lawsuit is in pre-trial proceedings. No trial date has been set. We believe that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. We have accrued at September 30, 2003 our best estimate of costs related to this action; however; any damages awarded against Impark Canada in excess of this amount could have a material effect on our financial position and results of operation.

Impark Canada commenced a lawsuit against the City of Calgary in Alberta, Canada in the Queen’s Bench of Alberta on April 12, 2001. The City of Calgary had earlier passed a business tax bylaw in 2001 imposing a revised method for calculating the business tax payable by commercial parking lot operators in that city. The new bylaw imposes a business tax on the basis of the square footage of the premises leased or operated, as opposed to the historical method of assessing business taxes on the basis of rent paid by the lessee. Impark Canada is applying for a court ruling that the 2001 bylaw is void for vagueness or that it is invalid because of its discriminatory effect. Impark Canada is also appealing the increased business taxes through the government assessment review process. We were unsuccessful in our first stage of appeal of the 2001 business taxes at the Calgary City Assessment Review Board (“ARB”) and again at our second stage of appeal at the Alberta Municipal Government Board (“MGB”). In February 2002, the City of Calgary passed a 2002 Business Tax Bylaw, which approximately tripled the business tax for Impark operations in Calgary for the 2002 calendar year to approximately $1.0 million (C$1.4 million). We were unsuccessful in our first stage of appeal of the 2002 business taxes at the ARB and appealed this decision to the MGB in November 2002. The MGB released its decision in July 2003 and determined that the assessment method used by the City in 2002 was not assessed fairly in that year. If the City does not appeal this decision of the MGB, Impark Canada will be entitled to a refund of a substantial portion of the assessed taxes for 2002. We are still determining the impact, if any, of this decision upon amounts paid to the City in 2001 and 2003 as well. In February 2003, the City of Calgary passed a 2003 Business Tax Bylaw, which imposed the same rate and assessment method of business tax for Impark operations in Calgary for the 2003 calendar year as was used in 2002, at an amount of approximately $0.9 million (C$1.3 million). We were unsuccessful in our first stage of appeal of the 2003 business taxes at the ARB in April 2003 and have appealed this decision to the MGB, which we expect will hear the appeal in November 2003. We have amended our lawsuit against the City of Calgary to include the 2002 and 2003 assessments. The lawsuit is currently in pre-trial proceedings and no trial date has been set. We believe that the City’s 2001, 2002 and 2003 business tax bylaws are void and invalid. With respect to the 2001 business tax assessment, if we are unsuccessful in our lawsuit against the City of Calgary, then we will not be entitled to the return of any portion of the 2001 business tax assessment, which we have already paid in 2001. With respect to the 2002 business tax assessment, if the City appeals the July 2003 decision of the MGB and we are unsuccessful in defending the appeal, and if we are unsuccessful in our lawsuit against the City of Calgary, we will be required to pay the full amount of the 2002 assessment, currently $1.0 million, for which we have fully accrued such amount at September 30, 2003. With respect to the 2003 business tax assessment, if we are unsuccessful in appealing the assessment and if we are unsuccessful in our lawsuit against the City of Calgary, we will be required to pay the full amount of the 2003 assessment, currently $0.9 million, for which we have accrued the proportionate amount for the year at September 30, 2003.

On February 13, 2003, three former employees of Imperial Parking (U.S.), Inc. (“Impark US”) in Seattle, Washington started a lawsuit against Impark US in respect of alleged violations of the Washington Industrial Welfare Act. The plaintiffs are seeking to have the lawsuit certified as a class action on behalf of all current and former parking attendants of Impark US in Seattle. The plaintiffs allege that Impark US, during the three year period prior to the lawsuit and continuing to date: (a) failed to provide attendants with one ten-minute paid rest break for each four hours of work, and (b) failed to pay overtime pay to attendants. The plaintiffs seek monetary damages, statutory penalties and injunctive relief on behalf of the class. The total damages claimed by the plaintiffs are unspecified at this time and are stated to be proven at trial. The lawsuit is in pre-trial proceedings. No trial date has been set. We believe that the plaintiffs’ allegations are without merit, the lawsuit should not be certified as a class action, and that the actual damages suffered by the plaintiffs, if any, are minimal. We have accrued at September 30, 2003 our best estimate of costs related to this action; however; any damages awarded against Impark US in excess of this amount could have a material effect on our financial position and results of operation.

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

Index to Exhibits

Exhibit No.	Description

2.1	Memorandum of Understanding regarding the Distribution between First Union Real Estate Equity and Mortgage Investments (“First Union”) and the Registrant (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

4.1	Specimen certificate for shares of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.1	2000 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.2	Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000) and First Amendment to Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K as filed on March 26, 2002).

10.3	Huntzinger Employment Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

10.4	Wallner Employment Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

10.5	Newsome Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K as filed on March 27, 2003).

10.6	$20.0 million Credit Facility (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K as filed on March 28, 2001).

10.7	Restricted Stock Agreement for Annual Stock Grant to Directors (Incorporated by reference to Exhibit 10.11 on the Company’s Quarterly Report on Form 10-Q as filed on November 13, 2001).

10.8	Amended and Restated Share Purchase Agreement between Imperial Parking (U.S.), Inc. and the shareholders of DLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on July 12, 2001).

10.9	Standstill Agreement between Gotham Partners and the Registrant (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed on January 23, 2003).

10.10	Gottlin Employment Agreement (Incorporated by reference to Exhibit 10.10 on the Company’s Quarterly Report on Form 10-Q as filed on May 12, 2003).

21.1*	Subsidiaries of the Registrant (Attached herewith).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Attached herewith)

Exhibit No.	Description

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Attached herewith)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached herewith)

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached herewith)

(b)	Reports on Form 8-K

The following reports were filed on Form 8-K during the quarter ended September 30, 2003.

August 15, 2003 — Item 12. Results of Operations and Financial Condition — Announcement of second quarter earnings

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PARKING CORPORATION

Date: November 12, 2003	/s/ J. Bruce Newsome J. Bruce Newsome Chief Financial Officer (Authorized officer)