Form 10-K
period 2003-12-31
IMPERIAL PARKING CORP
filed 2004-03-26
CIK 1103389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

     (Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2003 (based on the closing price of the Registrant’s Common Stock on the American Stock Exchange on June 30, 2003) was approximately $20,399,000. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock at March 5, 2004 was 1,828,326.

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

TABLE OF CONTENTS

Important Information Regarding Forward-Looking Statements

Certain matters discussed under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Annual Report on Form 10-K and the information incorporated by reference in this report may constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements related to our operating strategy, growth strategy, cost savings initiatives, industry and economic conditions and future financial performance and other matters related to the future, and sometimes are preceded by, followed by or otherwise include the words “believes,” “expects,” “anticipates,” intends,” “estimates” or similar expressions in these discussions. Our actual future performance, achievements and may differ materially from those expressed or implied by these forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation:

-	costs and expenses associated with the proposed merger with The Gates Group, LLC (including the risk that the merger agreement could be terminated under circumstances that would require the Company to pay a fee of $2.0 million and reimburse expenses of up to $750,000);

-	failure to consummate the proposed merger, for any reason;

-	successfully integrating past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

-	successful implementation of our operating and growth strategy, including possible strategic acquisitions;

-	fluctuations in quarterly operating results caused by a variety of factors including the timing of gains on sales of owned facilities, pre-opening costs, changes in our cost of borrowing, effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports and local, national and international economic conditions;

-	our ability to form and maintain our strategic relationships with certain large real estate owners and operators;

-	global and regional economic factors; and

-	compliance with laws and regulations, including, without limitation, environmental, antitrust and consumer protection laws and regulations at the federal, state, provincial, local and international levels.

Additional factors are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors Affecting Future Operating Results.

Readers are cautioned that the Company’s actual results could differ materially from those set forth in such forward- looking statements.

PART I

Item 1. Business

General

Imperial Parking Corporation (as used in this report, the terms “Impark”, “we”, “us” or “the Company” mean Imperial Parking Corporation, including its consolidated subsidiaries), a Delaware corporation, is a leading provider of parking services in North America. As of December 31, 2003, we managed, leased or owned 1,360 parking lots in Canada and 327 parking lots in the United States, containing more than 350,000 parking spaces in aggregate, making us the leading parking provider in Canada and one of the four largest in North America. We also provide parking lot patrolling, ticketing and collection services for our own lots and for those operated by other parties.

On January 22, 2004, we announced that we had entered into a definitive merger agreement to be acquired by IPK Acquisition Corporation, an affiliate of The Gates Group, LLC (“Gates”). Under the terms of the merger agreement, which remains subject to our stockholders’ approval, stockholders would receive $26.00 per share in cash, without interest, subject to a downward adjustment to the extent that the Company’s post November 30, 2003 transaction costs exceed $1.55 million. The aggregate value of the merger transaction exceeds $55.7 million, including the repayment of indebtedness. A special committee of our board of directors unanimously approved the transaction. We currently anticipate consummating the merger in the second calendar quarter of 2004.

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

We believe that the industry trends toward outsourcing by private-sector owners and some privatization by government entities provide additional growth opportunities for parking facility operators. Private-sector parking owners have begun to move from owner-operator of their parking facilities to outsourcing the management of operations to specialized operators. This allows them to focus on their core competencies while increasing overall returns on parking assets. In addition, governments and government agencies, particularly cities and municipal authorities, sometimes retain private firms to operate facilities and parking-related services in an effort to reduce operating budgets and increase efficiency.

Operating Arrangements

We operate parking facilities under three general types of arrangements: leases, management contracts, and fee ownership. As of December 31, 2003, we leased 592 parking facilities, operated 1,080 parking facilities through management contracts and owned 15 parking facilities.

The general terms and benefits of these types of arrangements are described below:

     Leases. Under a lease arrangement, we generally pay either a fixed annual rent, a percentage of gross customer collections, or a combination thereof to the property owner. We collect all revenues and are responsible for most operating expenses, but are typically not responsible for major maintenance or structural improvements. In contrast to management contracts, lease arrangements are typically for terms of three to ten years and may have a renewal term, and usually provide for a fixed payment to the facility owner regardless of the operating earnings of the parking facility. As a result, leased facilities generally require a longer commitment and a larger capital investment by us than do managed facilities, but generally provide a greater opportunity for long-term revenue growth and profitability.

     Management Contracts. Under a management contract, we generally receive a base monthly fee for managing the facilities and often receive an incentive fee based on the achievement of facility revenues above a base amount. We generally charge fees for various ancillary services such as accounting, supervision, payroll processing, auditing, banking, equipment leasing and consulting. Responsibilities under a management contract include hiring, training and staffing parking personnel, and providing collections, accounting, record-keeping, insurance, auditing and facility marketing services. In general, the facility owner is responsible for operating expenses such as taxes, license and permit fees, insurance premiums, payroll, as well as, non-routine maintenance, repair costs and capital improvements. The typical management contract is for a term of one to three years (often the owner reserves the right to terminate, without cause, on 30 days notice) and may contain a renewal clause.

     Fee ownership. Under fee ownership arrangements, we own the property and fixtures. Ownership of parking facilities typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility, and all increases in revenue flow directly to us. Ownership provides the potential for realizing capital gains from the appreciation in the value of the underlying real estate, but it also subjects us to risks including reduction in value of the property and additional potential liabilities, as well as additional costs such as real estate taxes and structural, environmental, mechanical or electrical maintenance or repairs.

Enforcement and Collections

Approximately 60% of our parking lots are operated with parking meters and without parking lot attendants. We enforce user payment at these lots by having patrollers circulate regularly through lots to identify delinquent parkers and issue violation notices. We use technology that enables our patrollers to monitor and identify first-time and repeat offenders using hand-held computers. The hand-held computers are uploaded daily to mainframe computers that track violation history. This hand-held equipment generates violation notices for offenders. Payments on account of these violation notices, or follow-up notices, are handled by our collections operation and are included in our revenues.

Our collection practices are currently being challenged in Alberta, Canada, see “Certain Factors Affecting Future Operating Results – Changes in Privacy Legislation Could Harm Our Business By Making Collections More Difficult and Costly” for more information.

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

     Pursue aggressive growth in other urban markets. We have targeted major cities in the United States where we currently have little or no presence for aggressive expansion. In the past five years, we have added New York, San Francisco, Chicago, Philadelphia, Seattle, Cincinnati, Cleveland, Atlanta, Columbus and Miami to our U.S. portfolio. We believe that continued expansion in the United States is a key component to enhancing our overall profitability. The United States is the largest parking market in the world, and members of our management have significant experience in the United States. Also, there are greater opportunities to bid for contracts in the United States than in Canada where we are already a leader in our industry. Additionally, we believe parking rates and average profits per facility can be higher in the United States than in Canada. Our strategy is to enter a new market only if we believe we can quickly gain a significant position in the market, with sufficient “critical mass” to compete effectively and realize economies of scale. Certain markets are dominated by national parking companies that have established strong relationships with facility owners. However, where a market is fragmented by a number of smaller less sophisticated parking operators we believe there is an opportunity to gain market share by providing superior systems and controls to prospective customers. We expect to pursue opportunities in these markets either through acquisition or by establishing our own operations there. We believe that there are several markets in the United States in which we anticipate gaining market share over the next three to four years.

     Pursue acquisition opportunities. We believe there are opportunities to expand our business through the acquisition of smaller operators, both in existing core markets and in other targeted cities where we believe we can attain market share. The parking industry is highly fragmented and we believe that many of our smaller competitors have limited access to capital or do not have the systems or the scale to compete effectively. We have completed four acquisitions in the last six years, adding approximately 130 facilities. Typically, we seek to acquire small to medium-sized local operators with several years of experience in their market. We believe this allows for the immediate understanding of the market and provides a platform for increased penetration in the same city.

Operating Strategy

We seek to increase the revenues and profitability of our parking facilities through a variety of operating strategies, including the following:

     Focus on larger urban markets. We intend to focus on larger urban markets. We believe that (i) urban markets are more resistant to economic downturns, (ii) property owners and real estate asset managers in these markets typically have a presence in other cities, which provides opportunities to leverage these relationships to expand to new locations, (iii) the typically higher prices charged in these markets can support our premium service levels, and (iv) our senior management has significant expertise in these markets. Together, Charles Huntzinger and Bryan Wallner have over 40 years of parking experience in urban markets including New York, Philadelphia, Baltimore, Washington, Boston, Richmond, Jacksonville, Pittsburgh, Cleveland, Columbus, Cincinnati, Milwaukee, Denver, San Francisco, Los Angeles, Seattle, St. Louis, and Indianapolis, as well as Toronto and Ottawa in Canada.

     Increase proportion of leased facilities. We intend over time to increase the number of facilities we operate under lease relative to the number we operate under management contracts, especially in larger US cities. Historically, our net profits have been higher on leased facilities than on managed facilities. Although our net profits have been higher from leased facilities, typically these profits increase year over year over the term of the leases. Therefore, we experience lower profits and sometimes losses during the first one or two years of a lease term. This is illustrated by the table below, which groups our leased locations that were active at December 31, 2003 by the year that we opened the location.

		Year ended December 31, 2003
	Number of
Year opened	Locations(1)	Revenue ($’000)	Gross margin ($’000)	Coverage (2)
Before 1999	328	$34,392	$4,383	1.15
1999	24	2,619	385	1.17
2000	44	14,372	1,477	1.11
2001	76	18,968	36	1.00
2002	48	11,393	773	1.07
2003	72	12,118	251	1.02

Total	592	$93,862	$7,305	1.08

(1) Includes only those leased locations open as at December 31, 2003 and does not include leased locations operated during the year, but closed by year-end.

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

Included in the 592 locations above were 133 locations that incurred a loss for 2003 totaling $3.0 million. Of these 133 locations incurring a loss, 39 were opened in 2003 and incurred a total loss of $0.7 million.

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

     Maintain strict cash control. Strict cash control is critical to our success and that of our clients. Our cash control procedures are based on an auditing system supervised by professional managers and auditors, and include on-site spot checks, video surveillance, multiple daily cash deposits, reconciliation of tickets and gate counts to cash collected, local audit functions, managerial supervision and review, and internal audit procedures. We believe our cash control procedures can be effective in minimizing loss of revenues at parking facilities. With banks providing better access to account information on a daily basis via the internet, we are able centrally to independently review daily deposits and identify unusual trends for further review.

     Specialization. We believe by focusing on specific market segments such as stadiums, arenas, universities and hospitals, we can create additional market share from those segments. We started a stadium/arena division in 2003, which successfully acquired the parking contracts at Miller Park in Milwaukee and RFK Stadium in Washington, DC during the year. Our subsidiary, DLC Management specializes in managing parking facilities in and around hospitals. We are also looking to expand the premium management service that is offered by our Advanced Parking division.

Acquisitions

We continue to look for opportunities to acquire small or medium-sized parking operators in target markets. However, none of the opportunities reviewed in 2003 resulted in an acquisition being completed during the year.

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

Our largest competitors in North America are Central Parking Corporation, Standard Parking, Inc. and Ampco System Parking. We are substantially smaller in number of locations and revenue than Central Parking, but we have approximately the same number of locations as Standard and Ampco System. We have lower revenues than Standard because Standard is principally located in the United States where gross revenues generated from a location are typically higher than in Canada. However, being principally in Canada gives us a solid Canadian base, as Canadian corporations typically prefer to do business with an established Canadian parking company. Additionally, since profit per location is generally lower in Canada, most U.S. competitors have historically focused their efforts in the U.S. marketplace where there is higher potential profit.

We also compete with many regional or local parking service providers, as well as municipalities and other governmental entities, property owners and others.

Regulation

Our business has not been substantially affected by direct governmental regulation. However, a number of state, provincial and local laws have been passed in recent years that encourage car pooling and the use of mass transit. Laws and regulations that reduce the number of cars and vehicles could negatively affect our business. Although we do not generate a significant portion of our business from parking at airports, restrictions have been imposed following the September 11 terrorist attacks that limit parking at some US airport terminals. Changes in personal privacy or freedom of information legislation at the federal, state or provincial level could also harm our business by making collections of outstanding parking violations more difficult or costly. See “Certain Factors Affecting Future Operating Results – Changes in Privacy Legislation Could Harm Our Business by Making Collections More Difficult and Costly”. We are also affected by laws and regulations (such as zoning ordinances and business taxes) that are common to any business that owns or leases real estate and by regulations (such as labor and tax laws) that affect companies with a large number of employees.

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

Employees

As of December 31, 2003, we employed approximately 3,400 individuals. We believe that our employee relations are satisfactory. Approximately 39% of our employees (some 1,345 employees) are represented by unions, including the Construction and Specialized Workers’ Union (British Columbia), Christian Labour Association of Canada (British Columbia), Manitoba Government and General Employees’ Union (Winnipeg), Teamsters (San Francisco, New York City and Chicago), SEIU, UFCW (Toronto), SEIU (London), and Garage Employees (New York).

Segment Information

Information about our foreign and domestic operations appears in Note 14 to our 2003 Consolidated Financial Statements that are included in response to Item 8 and are listed in Item 15 to this Annual Report on Form 10-K.

Available Information

We maintain a company website at www.impark.com. We make copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) available to investors on or through our website free of charge as soon as reasonably practicable after we have electronically filed them with or furnished them to the SEC. The contents of our website do not constitute a portion of this report.

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, located at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at which reports, proxy and information statements and other information regarding issuers that file electronically with the SEC are available. This website may be accessed at www.sec.gov.

Item 2. Properties

The following table summarizes certain information regarding our parking facilities and surface lots as of December 31, 2003. We believe that our owned facilities generally are in good condition and adequate for our present needs. Our owned facilities are also not subject to a mortgage or other significant encumbrance.

	Leased		Managed		Owned		Total
Location	Lots	Spaces	Lots	Spaces	Lots	Spaces	Lots	Spaces
CANADA
Western	226	22,698	662	131,212	5	968	893	154,878
Prairies	142	8,995	119	17,518	9	687	270	27,200
Eastern	65	6,435	131	66,475	1	50	197	72,960

Total	433	38,128	912	215,205	15	1,705	1,360	255,038

USA
Western	35	8,379	31	12,330	—	—	66	20,709
Mid-west	71	23,983	51	23,876	—	—	122	47,859
Eastern	53	12,394	86	16,912	—	—	139	29,306

Total	159	44,756	168	53,118	—	—	327	97,874

TOTAL	592	82,884	1,080	268,323	15	1,705	1,687	352,912

The cities included in the regions listed above are as follows:

•	Western Canada – Vancouver, Kamloops, Kelowna, Edmonton, Calgary and Banff

•	Prairies (Canada) – Regina, Saskatoon and Winnipeg

•	Eastern Canada – Toronto, Hamilton, London, Ottawa, Windsor, Montreal, Halifax and St.John’s

•	Western USA – Seattle, San Francisco and Oakland

•	Mid-western USA – Minneapolis, Milwaukee, Chicago, Cleveland, Cincinnati and Columbus

•	Eastern USA – New York City, Buffalo, Philadelphia, Atlanta, Washington DC, Wilmington, Atlantic City and Miami

Item 3. Legal Proceedings

The provision of services to the public entails an inherent risk of liability. We are engaged from time to time in routine litigation incidental to our business. Other than cases involving Sterling Parking Ltd. and the City of Calgary in Calgary, Alberta and certain employees in Seattle, Washington, described below, there is no legal proceeding to which we are a party which, if decided adversely we anticipate could have a material adverse effect on our results of operation or financial condition. We attempt to disclaim liability for personal injury in facilities we operate. We also carry liability insurance that we believe meets or exceeds industry standards as determined by our landlords. We can provide no assurances, however, that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on our financial condition, liquidity or results of operations. Apart from developments in the City of Calgary business tax matter and the Seattle matter, which are discussed below, there has been no material change in the status of the litigation described below since our quarterly report on Form 10-Q for the quarter ended September 30, 2003.

Impark Canada is a defendant in a lawsuit brought by Newcourt Financial Ltd. (“Newcourt”) as the assignee of Oracle Corporation Canada Inc. (“Oracle”). The suit was filed in Ontario Superior Court on September 11, 1999. The co-defendant is First Union Management, Inc. (“FUMI”). At the time of the material events alleged in the lawsuit, FUMI was an affiliate of Impark Canada. The lawsuit alleges that Impark Canada and FUMI owe approximately $825,000 under a software licence and services agreement, plus interest and legal costs. We believe the claim is largely without merit. In response to the claim, Impark Canada and FUMI commenced their own action in British Columbia on November 12, 1999, seeking a declaration that no amounts are owing to either Newcourt or Oracle under the license and services agreement. The Ontario lawsuit has been stayed pending the resolution of the B.C. action. The B.C. action is in pre-trial proceedings and a trial date has been scheduled for June 7, 2004. First Union Real Estate Equity and Mortgage Investments (“FUR”) has agreed in writing to indemnify Impark Canada with respect to all liabilities and damages that may be incurred by Impark with respect to this claim. FUR is an affiliate of FUMI and is publicly listed on the New York Stock Exchange.

Impark Canada is a defendant in a lawsuit brought by Sterling Parking Ltd., which was filed April 3, 2001 in the Queen’s Bench of Alberta. The suit involves an alleged breach by Impark Canada of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management by Impark Canada of certain Sterling lots in Calgary. The agreement prohibited Impark Canada from bidding on any Sterling lots while negotiations of such transaction were underway. During negotiations, Impark Canada successfully bid on two Sterling lots. The proposed transaction with Sterling was not completed. Sterling claims in the lawsuit that Impark Canada wrongfully bid on the two lots and an additional three lots, as well as improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $7.9 million (C$11.6 million). The lawsuit is in pre-trial proceedings. A trial has been scheduled to commence on November 22, 2004. We believe that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. We have accrued at December 31, 2003 our best estimate of costs related to this action. However, any damages awarded against Impark Canada in excess of this amount could have a material effect on our financial position and results of operation.

Impark Canada commenced a lawsuit against the City of Calgary in Alberta, Canada in the Queen’s Bench of Alberta on April 12, 2001. The City of Calgary had earlier passed a business tax bylaw in 2001 imposing a revised method for calculating the business tax payable by commercial parking lot operators in that city. The new bylaw imposes a business tax on the basis of the square footage of the premises leased or operated, as opposed to the historical method of assessing business taxes on the basis of rent paid by the lessee. Impark Canada is applying for a court ruling that the 2001 bylaw is void for vagueness or that it is invalid because of its discriminatory effect. Impark Canada is also appealing the increased business taxes through the government assessment review process. We were unsuccessful in our first stage of appeal of the 2001 business taxes at the Calgary City Assessment Review Board (“ARB”) and again at our second stage of appeal at the Alberta Municipal Government Board (“MGB”). In February 2002, the City of Calgary passed a 2002 Business Tax Bylaw, which approximately tripled the business tax for Impark operations in Calgary for the 2002 calendar year to approximately $1.1 million (C$1.4 million). We were unsuccessful in our first stage of appeal of the 2002 business taxes at the ARB and appealed this decision to the MGB in November 2002. The MGB released its decision in July 2003 and determined that the assessment method used by the City in 2002 was not assessed fairly in that year. The City chose not to appeal the MGB’s decision, and accordingly Impark Canada was entitled to a refund of a substantial portion of the assessed taxes for 2002, which in turn was applied directly by the City against amounts owing in respect of 2003. We are still determining the impact, if any, of this decision upon amounts paid to the City in 2001 and 2003. In February 2003, the City of Calgary passed a 2003 Business Tax Bylaw, which imposed the same rate and assessment method of business tax for Impark operations in Calgary for the 2003 calendar year as was used by the City in their initial assessments for 2002, at an amount of approximately $1.0 million (C$1.3 million). We were unsuccessful in our first stage of appeal of the 2003 business taxes at the ARB in April 2003 and have appealed this decision to the MGB. We do not expect to receive the MGB’s decision prior to September 2004. In February 2004, the City of Calgary passed a 2004 Business Tax Bylaw, which imposed the same rate and assessment method of business tax for Impark operations in Calgary for the 2004 calendar year as was used in 2003, at an amount of approximately $1.0 million (C$1.3 million). We will appeal the 2004 business taxes to the ARB. We have amended our lawsuit against the City of Calgary to include the 2002 and 2003 assessments, and intend to amend the lawsuit to include the 2004 assessment. The lawsuit is currently in pre-trial proceedings and no trial date has been set. We believe that the City’s 2001, 2002, 2003 and 2004 business tax bylaws are void and invalid. With respect to the 2001 business tax assessment, if we are unsuccessful in our lawsuit against the City of Calgary, then we will not be entitled to the return of any portion of the 2001 business tax assessment, which we have already paid in 2001. With respect to the 2003 business tax assessment, if we are unsuccessful in appealing the assessment and if we are unsuccessful in our lawsuit against the City of Calgary, we will not be entitled to any refund of the amounts already paid in respect of 2003. With respect to the 2004 business tax assessment, if we are unsuccessful in appealing the assessment and if we are unsuccessful in our lawsuit against the City of Calgary, we will be required to pay the full amount of the 2004 assessment, currently $1.0 million, for which we intend to accrue th e proportionate amount throughout the fiscal 2004 year.

On February 13, 2003, three former employees of Imperial Parking (U.S.), Inc. (“Impark US”) in Seattle, Washington started a lawsuit in the Superior Court of the State of Washington, King County, against Impark US in respect of alleged violations of the Washington Industrial Welfare Act. The plaintiffs are seeking to have the lawsuit certified as a class action on behalf of all current and former parking attendants of Impark US in Seattle. The plaintiffs allege that Impark US, during the three year period prior to the lawsuit and continuing to date: (a) failed to provide attendants with one ten-minute paid rest break for each four hours of work, and (b) failed to pay overtime pay to attendants. The plaintiffs seek monetary damages, statutory penalties and injunctive relief on behalf of the class. The total damages claimed by the plaintiffs are unspecified at this time and are stated to be proven at trial. The lawsuit is in pre-trial proceedings. On December 19, 2003, the court denied the plaintiff’s motion to certify the class, without making any findings on the underlying merits of the claim. The plaintiff has indicated its intention to appeal this decision. No trial date has been set. We believe that the plaintiffs’ allegations are without merit, the lawsuit should not be certified as a class action, and that the actual damages suffered by the plaintiffs, if any, are minimal. We have accrued at December 31, 2003 our best estimate of costs related to this action; however; any damages awarded against Impark US in excess of this amount could have a material effect on our financial position and results of operation.

Item 4. Submission of Matters To a Vote of Security Holders.

No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal 2003.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the American Stock Exchange (“AMEX”). The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported by AMEX. In the event the merger is consummated, the Company’s common stock will cease to be listed on the American Stock Exchange.

Fiscal 2002	High	Low
First quarter	27.09	25.50
Second quarter	27.23	23.75
Third quarter	24.70	22.10
Fourth quarter	22.99	21.15

Fiscal 2003	High	Low
First quarter	24.50	18.40
Second quarter	22.90	19.40
Third quarter	22.60	21.10
Fourth quarter	25.50	18.40

The number of holders of record of our common stock as of March 5, 2004, was approximately 1,131.

No dividends have been declared on our common stock since their distribution in March 2000. Our policy is to reinvest earnings to fund future growth. Accordingly, we do not anticipate declaring dividends on our common stock in the foreseeable future.

No shares of common stock were repurchased and no unregistered equity securities were issued during the quarter ended December 31, 2003.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 regarding shares of common stock of the Company that may be issued under our existing equity compensation plans, including the Company’s 2000 Stock Incentive Plan.

Equity Compensation Plan Information
Number of securities
remaining available for
	Number of securities to be	Weighted Average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plan
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	275,405	$18.79	6,342
Equity compensation plans not approved by security holders	—	—	—

Total	275,405	$18.79	6,342

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

	Year ended December 31,
	1999 (1)	2000 (1)	2001	2002	2003
Statement of Operations Data
Total revenues	$83,531	$93,779	$117,898	$139,842	$154,497

Parking and management contract revenues	59,065	67,809	90,548	109,351	121,130

Gross margin	14,706	17,121	20,521	22,191	23,289

Operating income (loss) (2)	(557)	935	1,716	3,459	(29,955)

	Year ended December 31,
	1999 (1)	2000 (1)	2001	2002	2003
Interest expense	—	—	(298)	(420)	(356)
Other income (expense) (3)	(39)	744	577	514	(1,016)
Income tax expense	(240)	(333)	(822)	(1,630)	(2,185)

Income (loss) from continuing operations	$(836)	$1,346	$1,173	$1,923	$(33,512)

Per share data
Income (loss) from continuing operations
- Basic	$(0.39)	$0.64	$0.65	$1.06	$(18.35)
- Diluted	(0.39)	0.64	0.63	1.02	(18.35)
Balance Sheet Data (end of period)
Cash and cash equivalents	$3,378	$5,615	$10,991	$15,138	$18,804
Working capital	(30,144)	96	291	1,541	(608)
Goodwill	43,344	41,131	44,259	45,213	18,839
Total assets	76,176	79,391	89,245	92,428	75,215
Long-term liabilities	40,048	3,356	8,201	6,829	5,732
Total stockholders’ equity (deficiency)	(8,230)	60,029	58,261	61,472	38,254
Other information
Goodwill amortization (4)	2,284	2,194	2,206	—	—
Goodwill impairment (4)	—	—	—	—	33,526

(1)	The amounts presented for these captions have been accumulated as follows:

	Year ended				Year ended
	December 31, 1999				December 31, 2000
	FUMI	FUR	Elimination	Total	FUMI (6)	The Company	Elimination	Total
	(thousands of dollars)					(thousands of dollars)
Statement of Operations Data
Total revenues	84,611	582	(1,662)	83,531	21,298	72,878	(397)	93,779

Parking and management contract revenues	60,145	582	(1,662)	59065	14,901	53,305	(397)	67,809

Gross margin	15,206	580	(1,080)	14,706	3,904	13,487	(270)	17,121

Operating income (loss)	(14)	537	(1,080)	(557)	186	1,019	(270)	935
Interest expense	(5,872)	(3,044)	8,916	—	(1,446)	(786)	2,232	—
Other income (expense)	(105)	(14,902)	14,968	(39)	—	1,779	(1,035)	744
Income taxes	(326)	86	—	(240)	(61)	(272)	—	(333)

Income (loss) from continuing operations	(6,317)	(17,323)	22,804	(836)	(1,321)	1,740	927	1,346

Balance Sheet Data (end of year)
Cash and cash equivalents	1,394	1,984	—	3,378	—	5,615	—	5,615
Working capital	(33,218)	3,074	—	(30,144)	—	96	—	96
Goodwill	43,344	—	—	43,344	—	41,131	—	41,131
Total assets	65,109	30,113	(19,046)	76,176	—	79,391	—	79,391
Long-term liabilities	48,292	28,085	(36,329)	40,048	—	3,356	—	3,356
Total stockholders’ equity (deficiency)	(28,601)	1,371	19,000	(8,230)	—	60,029	—	60,029
Other
Goodwill amortization	2,284	—	—	2,284	493	1,701	—	2,194
Goodwill impairment	—	—	—	—	—	—	—	—

(2)	The operating loss for 1999 includes a recovery of previously overprovided amounts for severance of $1.8 million. The operating loss for 2003 includes a goodwill impairment charge of $33.5 million.

(3)	Other income (expense) principally includes interest income, except that in 2003, it also reflects $1.5 million of other expenses incurred related to the review of strategic alternatives available to the Company in the context of a significant shareholder’s decision to sell its ownership interest.

(4)	There was no amortization of goodwill commencing fiscal 2002. This is a result of adopting Financial Accounting Statement No. 142, which does not permit amortization of goodwill, but requires goodwill to be reviewed annually for any impairment in value. The annual test in 2003 resulted in a determination of the fair value of goodwill in excess of its carrying value and accordingly an impairment charge of $33.5 million was recorded. The basis of the fair value was the offer by affiliates of the Gates Group, LLC to purchase the common stock of the Company, pursuant to a merger agreement signed by the Company in January 2004.

(5)	There were no cash dividends declared on common shares during any of the periods disclosed in the Selected Financial Data table above.

(6)	Results of the FUMI Parking Business for 2000 are for the three months ended March 31, 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and the Selected Financial Data, which are included in this document.

Executive Summary

We operate parking facilities under leases, management contracts, and fee ownership. These three types of arrangements are discussed further in this report under Item 1. Business.

Our results for fiscal 2003 were significantly impacted by the decision of Gotham Partners, L.P. and its affiliated investment funds to sell its shareholding in the Company. We incurred $1.5 million in costs during the year in connection with the review by a Special Committee of the Board of Directors of the alternatives available to the Company in light of Gotham’s decision. On January 22, 2004, we signed a merger agreement with IPK Acquisition Corporation, an affiliate of The Gates Group, LLC, whereby our shareholders would be entitled to receive $26.00 in cash per common share, subject to a downward adjustment to the extent that post-November 30, 2003 transactions costs exceed $1.55 million. As this transaction has not completed at the date of this annual report, we cannot provide guidance on the specific impacts the merger will have on our operations or financial results. However, as structured, the merger would result in us no longer being a publicly traded company.

In our review of the carrying value of goodwill at year-end, we concluded that, in light of the value that a number of independent bidders placed on the Company, the carrying value of goodwill exceeded its fair value and we recorded a goodwill impairment charge of $33.5 million.

Our net loss for 2003 was $33.5 million, which includes the $1.5 million of Special Committee costs and the $33.5 million goodwill impairment charge. On a pro forma basis, excluding these two items, our pro forma net income for 2003 would be $1.5 million, which compares to net income of $1.9 million in fiscal 2002. We refer to pro forma earnings because we believe it is a measure used by some investors as an indicator of our performance excluding the impact of the transactions and events arising from Gotham’s decision to sell its interest in the Company. We believe that excluding the charges arising from or related to the sale enhances management’s and investor’s ability to evaluate our historical operating results. This measure should not be considered in isolation to or as a substitute to net earnings as determined in accordance with GAAP. For a reconciliation of our pro forma earning to our net income for the year, please refer to our press release dated February 13, 2004, which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 17, 2004.

Our revenues consist of parking revenues from leased and owned facilities, and revenues earned in accordance with the terms of management contracts. The following table sets out the revenues earned from each of the three operating arrangements for each of the three years ended December 31, 2003:

	Year ended December 31,
	2001		2002		2003
			(dollars in thousands)
Leased Facilities	$74,279	82.0%	$86,860	79.4%	$97,185	80.2%
Managed Facilities	14,601	16.1%	20,796	19.0%	21,963	18.1%
Owned Facilities	1,668	1.9%	1,695	1.6%	1,982	1.7%

Parking and management contract revenues	$90,548	100.0%	$109,351	100.0%	$121,130	100.0%

Reimbursement of management contract expenses	27,350		30,491		33,367

Total revenues	$117,898		$139,842		$154,497

The number of facilities operated as at each fiscal year end under each of these arrangements is as follows:

	As at December 31,
	2001	2002	2003
Leased Facilities	559	568	592
Managed Facilities	1,025	1,054	1,080
Owned Facilities	15	15	15

	1,599	1,637	1,687

The performance of our leases, with their high fixed cost component, are significantly impacted by changes in revenue or operating costs. The poor winter weather in the first quarter of 2003 in most of Canada and the Eastern US resulted in lower parking revenues and higher snow clearing costs. The SARS health crisis in Canada had a negative effect on tourism and related businesses, depressing parking revenues at hotels and other tourist destinations. In addition, the general economic weakness in the U.S. and Canada affected our business in much of 2003. Also, as a significant component of our business operations are in Canada and transacted in Canadian dollars, we are exposed to the impact that changes in exchange rates can have on our US dollar reported results. These events contributed to our gross margin increasing from $22.2 million for 2002 to $23.3 million for 2003, as we benefited from an 11% improvement in the Canadian dollar from 2002 to 2003; a successful appeal of our 2002 business tax assessment in Calgary, Alberta; and an increase in total revenue of 3.9%, excluding the foreign currency effect. However, the percentage that our gross margin is of sales declined from 20.3% in 2002 to 19.1% in 2003, again reflecting the net impact of the factors described above.

During 2003 we generated $6.3 million of cash from operations and used this to fund $2.3 million of capital expenditures, $0.7 million in acquiring other long-term assets, $0.6 million of bank debt repayments, and $0.6 million to repay other long-term liabilities. After including $1.6 million for the effect of changes in exchange rates on cash balances, our cash balances increased by $3.7 million during the year.

We also used our credit facility to entirely fund a $3.0 million advance license fee in acquiring a ten-year license agreement for the parking at Miller Park in Milwaukee, Wisconsin.

During 2003 we also paid the second annual instalment of $1.1 million to the vendors of DLC Management, Inc, in accordance with the terms of the acquisition we completed in 2001. This payment was primarily funded by $1.0 million of cash received in final settlement of a note receivable from the San Francisco Giants for their share of development costs on the parking facilities at the PacBell baseball stadium in San Francisco.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total revenues for fiscal 2003 increased $14.7 million, or 10.5%, to $154.5 million from $139.8 million for fiscal 2002. Excluding an increase of $2.9 million in the reimbursement of management contract expenses, which are directly offset by an equivalent increase in reimbursed management contract expenses classified within direct costs, there was an increase of $11.8 million in revenues. This was generally as a result of continuing to open new facilities and from a stronger Canadian dollar. If the Canadian dollar exchange rate in 2003 had remained the same as it was in 2002, total revenues for fiscal 2003 would have increased by only $5.4 million, or 3.9%.

Revenues from leased facilities for fiscal 2003 increased to $97.2 million from $86.9 million in fiscal 2002, an increase of $10.3 million, or 11.9%. There was an increase of $4.7 million in the United States largely as a result of opening new locations, notably in Milwaukee, with Miller Park – the baseball stadium for the Milwaukee Brewers, and in Miami, which increased its number of leased facilities from six at December 31, 2002 to fourteen at December 31, 2003. This increase in revenue in the U.S. is net of a decrease of $4.6 million in Chicago and Minneapolis. The decrease in these cities was the result of the sale, by a landlord, of a significant leased facility in Chicago and the subsequent renewal of the agreement by the new landlord as a management contract effective January 2003, and our decision not to renew an unprofitable lease in Minneapolis in the fourth quarter of 2002. These two facilities contributed approximately $6.2 million of leased revenue in fiscal 2002. In Canada, there was a $5.6 million increase in leased revenue, which was largely due to a stronger Canadian dollar. The average exchange rate for 2003 was C$1.00 = US$0.71, compared to US$0.64 for

2002. In local currency terms, however, leased revenue in Canada increased by only C$0.1 million in 2003, compared to 2002. An increase of C$2.1 million in Toronto, largely from a net increase of two lease locations during the year, was offset by a decrease of C$2.0 million in other Canadian cities as a result of severe winter weather in 2003 and a decline in hotel, tourism and other traffic.

Management contract revenues for fiscal 2003 increased by $1.2 million, or 5.6%, to $22.0 million from $20.8 million for fiscal 2002. Of this increase, approximately $0.8 million is due to the stronger Canadian dollar and $0.4 million to new contracts.

The direct costs incurred in providing services under parking and management contracts in 2003 increased to $97.8 million from $87.2 million in 2002, an increase of $10.6 million, or 12.3%. Rent expense increased by $7.5 million, or 13.4%, to $63.3 million for 2003 from $55.8 million for 2002. Rent as a percentage of leased revenues, increased to 65.1% in 2003 from 64.2% in 2002. The increase is due to an increase in Canada in rent as a percentage of leased revenues. We opened several new lease locations in Toronto, and as with any new lease we expect that rent as a percentage of leased revenues will be higher at the start of the lease term. The increase in other direct costs of $3.2 million, or 10.2%, from $31.4 million to $34.6 million, includes $1.2 million of costs associated with operating the new contracts at the Mirabel and Dorval airports in Montreal, Quebec and Miller Park in Milwaukee; $0.6 million for the effect of the stronger Canadian dollar on other direct costs; an increase in snow clearing and removal costs of $0.2 million from the harsher winter in 2003; and a discount of $0.1 million granted on the early settlement of the outstanding balance due from the San Francisco Giants for their share of development costs. The increases in other direct costs for fiscal 2003 were offset by recoveries of $0.8 million and $0.3 million for amounts previously accrued in 2002 for business taxes in Calgary and a property tax assessment, respectively, which we successfully appealed in 2003. The cost of parking and management contracts as a percentage of revenue from parking and management contracts increased to 80.8% in fiscal 2003 from 79.7% in fiscal 2002.

In 2003 we were successful in appealing our 2002 business tax assessments for our operations in Calgary, Alberta. The appeal resulted in City of Calgary reducing the 2002 assessment by $0.8 million from $1.0 million to $0.2 million. The City applied the reduction against amounts we owed for 2003 and, at December 31, 2003, there were no amounts owing to the City for either 2002 or 2003. We are continuing to appeal the 2003 assessments. We have provided further details of this issue in Part I, Item 3 - Legal Proceedings.

General and administrative expenses increased $1.0 million, or 6.4%, from $16.2 million for fiscal 2002 to $17.2 million for fiscal 2003. $0.9 million of the increase resulted from the stronger Canadian dollar. The remainder of the increase largely occurred in our U.S. expansion cities of Chicago and Miami, and from relocating our U.S. head office to Philadelphia, offset by a realized foreign exchange gain of $0.1 million. General and administrative expenses, as a percentage of total revenues, decreased to 11.1% for fiscal 2003 from 11.6% for fiscal 2002.

Prior to 2003, we accounted for stock options issued to employees using the intrinsic value method in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations, and recognized compensation expense to the extent the current market price of the underlying stock exceeded the exercise price. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation costs that would have been recognized had the recognition provisions of SFAS 123 been applied to all awards granted to employees after December 15, 1994. The effect of restating the results for fiscal 2002 is that stock-based compensation expense for the period, which is included in general and administrative expenses, increased by $398,000 from a recovery of $65,000, as previously reported, to an expense of $333,000.

As a result of the decision by our principal shareholder, Gotham Partners, L.P. and its affiliated investment funds (“Gotham”), to sell its ownership interest, a Special Committee of the Board of Directors was formed in January 2003 to explore the alternatives available to the Company. During 2003 we incurred $1.5 million of professional fees related to this review and these costs are included in other non-operating expenses for the year. In January 2004, the Company entered into a merger agreement with IPK Acquisition Corporation, an affiliate of The Gates Group, LLC, and pursuant to which the Company’s shareholders would be entitled to receive $26.00 in cash per share, subject to downward adjustment in the event that certain of the Company’s transaction costs exceed $1.55 million.

We completed our annual review of goodwill in the fourth quarter of 2003 to determine whether there had been any impairment in its carrying value. Based on the share price offer in the merger agreement above, details of which were available at the time of the impairment test, we determined that the amount of the Company’s fair value attributed to goodwill was less than its carrying value. As a result, we recorded a goodwill impairment charge of $33.5 million in 2003.

Income tax expense for fiscal 2003 includes our current tax liability for Canadian operating profits, and capital and state taxes, and a deferred tax recovery for operating losses in the U.S. for fiscal 2003. The deferred tax recovery has been reduced by a deferred tax expense in Canada as we utilized the remainder of our previously recognized benefits of net operating losses for tax purposes in Canada. During the third quarter of 2003, we utilized all of our net operating losses in Canada, and have now started to incur a current, rather than a deferred, tax liability for any operating profits in Canada. We also provided a valuation allowance of $0.5 million in 2003 against the deductibility of $1.5 million in Special Committee expenses, as these costs are only deductible for tax purposes on a limited basis.

Excluding the goodwill impairment charge of $33.5 million in 2003, earnings for 2003 were $14,000 – a decrease of $1.9 million from earnings for 2002 of $1.9 million. This decrease is primarily due to higher general and administrative expenses of $1.0 million; higher depreciation and amortization of $0.2 million; $1.5 million of Special Committee expenses; and higher income tax expense of $0.6 million; offset by higher gross margin of $1.1 million; and an improvement in our share of Limited Liability company results of $0.3 million.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total revenues for fiscal 2002 increased $21.9 million, or 18.6%, to $139.8 million from $117.9 million for fiscal 2001. The increase was due largely to an increase in revenue on leased facilities in the U.S., and includes the results for DLC, which was acquired effective July 1, 2001.

Revenues from leased facilities for fiscal 2002 increased to $86.9 million from $74.3 million in fiscal 2001, an increase of $12.6 million, or 16.9%. There was an increase of $12.9 million in the United States as a result of starting operations in Atlanta (August 2001) and Chicago (November 2001) and the acquisition of DLC in Philadelphia (July 2001). However, we have also experienced a drop in volume and in rates in our established cities of Minneapolis and Milwaukee as a result of layoffs by businesses operating downtown and pressure from competitors to lower rates. Consequently, we decided not to renew a significant lease in Minneapolis in the fourth quarter of 2002. Revenue from these two cities declined $0.6 million in 2002 from 2001. There was a $0.3 million decrease in leased revenue in Canada substantially due to a decline in the value of the Canadian dollar from an average rate for fiscal 2001 of C$1.00 = US$0.65 to US$0.64 for 2002, and to higher traffic volumes in fiscal 2001 as a result of public transit strikes in Calgary, Alberta and Vancouver, B.C. Leased revenue in Canada for fiscal 2001 also included the recovery of $0.2 million for taxes previously provided on parking violation revenue.

Management contract revenues for fiscal 2002 increased by $6.2 million, or 42.4%, to $20.8 million from $14.6 million for fiscal 2001. $5.7 million of the increase was due to a full year of operations from DLC, which was acquired in July 2001.

The cost of parking and management contracts in 2002 increased to $87.2 million from $70.0 million in 2001, an increase of $17.2 million, or 24.5%. Of this increase, $9.0 million was attributable to higher rent expense and $8.2 million to other directs costs. Rent expense increased $9.0 million, or 19.2%, from $46.8 million for 2001 to $55.8 million for 2002. Rent as a percentage of leased revenues, increased to 64.2% in 2002 from 63.0% for 2001. The increase is due to many of the leases in the U.S. being in the first or second year of their terms. As we continue to operate these leased facilities, we would expect growth in revenue to exceed any growth in rent and, therefore, rent as a percentage of revenues would decline. The increase in other direct costs of $8.2 million, or 35.0%, from $23.2 million to $31.4 million, is due to the acquisition of DLC, an increase in our business taxes in Calgary and the increase in leased revenues. Our business tax assessment in Calgary for 2002 was approximately $1.0 million, which was three times the amount of our assessment for 2001 of approximately $0.3 million. Although we appealed the 2002 assessment and were successful with the appeal in 2003, we recorded the full amount of the original assessment in 2002. The cost of parking and management contracts as a percentage of revenues from parking and management contracts increased to 79.7% in fiscal 2002 from 77.3% in fiscal 2001. The increase is due to a higher proportion of our business in 2002, compared to 2001, being generated in the U.S. where we are in a start-up phase in many cities. We expect only to be in a break-even position, or marginally profitable, in these new cities during their first one or two years of operation. The current weak U.S. economy may prolong this period, during which we may generate lower than average returns in these new cities.

General and administrative expenses increased $2.3 million, or 16.6%, from $13.9 million for fiscal 2001 to $16.2 million for fiscal 2002. The increase in general and administrative expenses is due, in large part, to including DLC for a full year, which added $1.5 million of general and administrative expenses and to an additional $0.2 million for cities started during 2001. General and administrative expenses, as a percentage of total revenues, decreased to 11.6% for fiscal 2002 compared to 11.8 % for fiscal 2001.

Prior to 2003, we accounted for stock options issued to employees using the intrinsic value method in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations, and recognized compensation expense to the extent the current market price of the underlying stock exceeded the exercise price. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation costs that would have been recognized had the recognition provisions of SFAS 123 been applied to all awards granted to employees after December 15, 1994. The effect of restating the results for fiscal 2002 is that stock-based compensation expense for the period, which is included in general and administrative expenses, increased by $398,000 from a recovery of $65,000, as previously reported, to an expense of $333,000. Restating the results for fiscal 2001 resulted in stock-based compensation expense for the period decreasing by $454,000 from $780,000, as previously reported, to $326,000.

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

The net income for 2002 was $1.9 million, an increase of $0.7 million from the net income for 2001 of $1.2 million. This increase is primarily due to higher gross margin of $1.7 million; lower depreciation and amortization of management and lease agreements of $0.1 million; and discontinuation of goodwill amortization of $2.2 million; offset by higher general and administrative expenses of $2.3 million; a decrease in net interest income of $0.2 million and higher income tax expense of $0.8 million.

Liquidity and Capital Resources

As at December 31, 2003, we had cash and cash equivalents of $18.8 million. This represents an increase of $3.7 million for fiscal 2003 from the balance at December 31, 2002. The increase resulted from $6.4 million of cash generated from operations, $1.8 million provided by financing activities and $1.6 million for the effect of exchange rate changes on cash; offset by $6.1 million used in investing activities.

In fiscal 2003 we utilized the remaining net operating losses that we had in Canada to offset taxable income. Accordingly, we started to accrue for income taxes payable in Canada during the year and had accrued $1.4 million at December 31, 2003 in respect of the portion of profits in Canada for 2003 that were taxable after utilizing the remainder of the net operating losses. We started paying tax instalments in Canada in the fourth quarter of fiscal 2003 totalling $0.3 million on account of income taxes payable for fiscal 2003.

The cash used in investing activities during fiscal 2003 included $3.0 million in respect of an advance license fee under a ten year license agreement to manage the parking operations at Miller Park in Milwaukee, Wisconsin. This prepayment is included in other assets and is being amortized on a straight-line basis over the term of the agreement. We also paid $1.1 million to the former shareholders of DLC during fiscal 2003. This was the second of five annual deferred payments and was calculated pursuant to the Amended and Restated Share Purchase Agreement (Exhibit 10.8) and was based on the earnings of the acquired operations for the year ended June 30, 2003. We had previously accrued this payment as part of our acquisition. The difference of $135,000 from the amount previously accrued has been allocated to goodwill. We also received during fiscal 2003, $1.0 million from the San Francisco Giants in final settlement of the outstanding balance due from them of $1.1 million for their share of the parking facility development costs. The discount of $0.1 million was expensed in fiscal 2003. The balance was originally to be recovered from any future participation rent payable to the Giants.

At December 31, 2003, we had $5.7 million of bank debt outstanding. We borrowed $3.0 million under our credit facility during 2003 to fund the advance license fee for Miller Park. After originally drawing down $6.9 million on the non-revolving loan facility and using $2.4 million for outstanding letters of credit, we have $10.7 million remaining of a $20.0 million credit facility with HSBC Canada to fund working capital requirements, acquisitions and other capital investment opportunities.

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

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of December 31, 2003:

	Payments due by period
	(amounts in thousands)
		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years
Bank indebtedness(1)	$5,706	$5,706	$—	$—	$—
Operating leases	223,053	53,751	73,066	38,062	58,174
Other long-term obligations(2)	3,822	1,333	2,017	118	354

Total contractual cash obligations	$232,581	$60,790	$75,083	$38,180	$58,528

(1)	The bank indebtedness has been reflected as payable within one year as it is repayable on demand. However, it is currently being repaid in blended monthly instalments of principal and interest of $105,000 through December 2007, and $43,000 thereafter until June 2010.

(2)	Other long-term obligations include an estimated $2.7 million payable to the former shareholders of DLC. The amounts ultimately payable to the former shareholders are calculated relative to the actual operating results of the acquired business for the three remaining annual periods ending June 30, 2006 and may differ from the amount estimated at December 31, 2003 to be payable.

		Amount of commitment expiration per period
		(amounts in thousands)
		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$2,356	2,356	—	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$2,356	2,356	—	—	—

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

Beginning January 1, 2002, we have accounted for goodwill under the provisions of SFAS No. 142 Goodwill and Other Intangible Assets. As of December 31, 2003, we had $18.8 million of goodwill. The determination of fair value of goodwill, and any impairment loss, utilizes cash flow projections that assume certain future revenue and costs levels, assumed earnings’ multiples based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. Future events may indicate that judgments and estimates that we made to support the carrying value of goodwill at December 31, 2003 are no longer appropriate. This could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact earnings’ multiples, unfavourable economic conditions or other factors, which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities. Factors that could potentially have an unfavourable economic effect on our judgment and estimates include, among others: changes imposed by government and regulatory agencies, such as assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

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

Under the terms of the agreement to acquire DLC, we are required to make further annual payments to the former shareholders of DLC for each of the twelve month periods ending June 30, 2004 through 2006. The payments are calculated relative to the actual operating results of the acquired business determined in accordance with generally accepted accounting principles. Each twelve month period calculation is independent and separable from each other twelve month period calculation. In making this calculation, a multiple of 6.5 is applied to each future twelve month period’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) less depreciation of any new capital expenditure on the acquired parking facilities, and one-tenth of that amount is payable in cash at that time. At December 31, 2003 we estimated this liability, based on operating results of the acquired business for 2003, to be approximately $1.0 million per annum for each of the periods through June 30, 2006. We have accrued for this amount in our Consolidated Financial Statements as at December 31, 2003. The actual amount to be paid for any given year may differ significantly from our estimate as it depends on the actual operating performance of DLC and is not subject to any limit. However, the former shareholders of DLC are required to make up any shortfall, up to $350,000, in the EBITDA of the acquired business below $1.35 million for any of the twelve month periods through June 30, 2006. A change of 10% in our estimate of operating results would result in a change of approximately $0.1 million per annum in the amount payable to the former shareholders of DLC for each of the periods through June 30, 2006.

New Accounting Pronouncements

During 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 150, Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”) and related interpretations. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for the Company’s December 31, 2003 financial statements. As the Company has no financial instruments with characteristics of both liabilities and equity or shares which are mandatorily redeemable, adoption of SFAS 150 had no impact on the consolidated financial statements.

FASB has issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses the consolidation of variable interest entities (including those referred to as “Special-Purpose Entities”). The disclosure and measurement provisions of this Interpretation, as revised, are effective no later than the end of interim or annual periods ending after March 15, 2004. The Company is currently considering whether any of its contractual relationships, including management and lease agreements, notes receivable and equity method investments disclosed in these financial statements, will be subject to the provisions of the Interpretation.

Foreign Currency Exposure

We operate wholly owned subsidiaries in Canada. Total historical revenues (excluding reimbursement of management contract expenses) from Canadian operations amounted to $53.1 million and $60.8 million for fiscal years 2002 and 2003, respectively. We intend to continue to invest in Canadian facilities, and may identify expansion opportunities in other foreign countries. Our exposure to foreign currency fluctuations is limited, as our Canadian dollar revenues to date have been significantly offset by Canadian dollar operating costs. Our net earnings, before the impairment in goodwill, in Canada for 2003 were approximately $3.6 million, or approximately C$5.0 million translated at the average exchange rate for 2003 of C$1.00 = US$0.71. If the exchange rate used in 2003 had been US$0.67 instead of US$0.71, the effect would be to reduce our net earnings, before the impairment in goodwill, by approximately $0.2 million. Presently, we have no formal hedging programs. We would consider implementing a hedging program if such risk materially increases.

Impact of Inflation and Changing Prices

Our primary sources of revenues are parking revenues from owned and leased locations and management contract revenue (net of expense reimbursements). In the years ended December 31, 2001, 2002 and 2003 inflation had a limited impact on our operations.

Quarterly Results

We may experience fluctuations in our income from quarter to quarter due to fluctuations in revenues and related expenses due to acquisitions, pre-opening costs, travel and transportation patterns affected by weather and calendar related events, and local and national economic conditions. Additionally, we manage the parking for a number of sports stadiums and arenas and our income can be affected by the relative degree of success of various sports teams. Information on our quarterly reported revenues, net earnings (loss) and earnings (loss) per share is disclosed in Note 15 to the Consolidated Financial Statements in this report.

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

We may incur significant expenses in connection with the proposed merger.

On January 22, 2004, the Company signed a merger agreement with IPK Acquisition Corporation, an affiliate of The Gates Group, LLC, pursuant to which the Company’s shareholders would be entitled to receive $26.00 in cash per share, subject to downward adjustment in the event that certain of the Company’s transaction costs incurred or paid after November 30, 2003 exceed $1.55 million. We expect to incur significant transaction costs to complete the merger. We estimate that we will incur an additional $1.2 million in expenses in addition to those already reflected in our results for the year ended December 31, 2003. This estimate is based on a number of assumptions regarding the timing of the merger and the expenses that we will incur to consummate the merger. No assurances can be made that our actual expenses will not significantly exceed our estimate. If the merger is not consummated we may be required to pay a termination fee of $2.0 million and reimburse expenses of up to $750,000. These costs could have a materially adverse effect on our future results of operations and on our financial condition.

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

Changes in privacy legislation could harm our business by making collections more difficult and costly

City Collection Company Limited (“City Collections”), an Impark subsidiary, identifies vehicle owners in Canada through searches based on license plate numbers. The license plate data are maintained by each province in Canada. Although most provinces have enacted privacy legislation regulating access to such data, City Collections has entered into access agreements with several provinces. Should more restrictive privacy legislation be enacted it could adversely affect City Collections’ business. In February 2004, the provincial government of Alberta terminated our access to motor vehicle records for the province of Alberta, Canada. We are presently appealing this decision. If we are unsuccessful in reinstating our access to motor vehicle records, it could adversely impact our collection efforts and reduce the revenue we earn from parking violations in Alberta, Canada. In addition, fees charged for searches of motor vehicle registration are also set by provincial governments and any increase in these fees will have an adverse effect on City Collections’ business.

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

A labor strike could hurt our competitiveness

A significant number of our employees are members of labor unions. As a result there is more risk of work stoppages due to strikes, which could potentially be costly to us because increased labor costs could adversely affect our ability to retain management contracts and to remain competitive in the marketplace.

The large number of leased facilities increases the risk that we may not be able to cover the fixed costs of our leased facilities

We leased 592 and owned 15 facilities as of December 31, 2003. Although there is more potential for income from leased and owned facilities than from management contracts, they also carry more risk if there is a downturn in property performance or commercial real estate occupancy rates because a significant part of the costs to operate such facilities typically is fixed. For example, in the case of leases, there are typically minimum lease payments, and in the case of owned facilities, there are the normal risks of ownership and costs of capital. In addition, maintenance and operating expenses for both leased and owned facilities are borne by us and are not passed through to the owner, as is the case with management contracts. Generally, performance of our parking facilities depend, in part, on our ability to negotiate favorable contract terms, our ability to control operating expenses, financial conditions prevailing generally and in areas where parking facilities are located, the nature and extent of competitive parking facilities in the area, weather conditions and the real estate market generally. The relative significance of our leases can be viewed in relation to the term remaining on currently active leases and the extent to which the direct costs of operating those leased facilities historically have been covered by revenue generated by the facilities. This is illustrated by the table below, which groups our leased locations that were active at December 31, 2003 by the year that the related agreement will expire, as follows:

	Number of	Year ended December 31, 2003
Term expires	facilities(1)	Revenue	Direct costs(2)	Coverage(3)
2004	279	$28,222	$25,633	1.10
2005	95	13,342	12,031	1.11
2006	79	11,368	10,021	1.13
2007	35	5,892	5,699	1.03
2008 and thereafter	104	35,038	33,173	1.06

Total	592	$93,862	$86,557	1.08

(1)	For leased locations that were open as at December 31, 2003.

(2)	Direct costs included minimum rental payments, contingent payments based upon a percentage of revenues, property taxes and other operating expenses.

(3)	Coverage is calculated by dividing Revenue by Direct costs. Coverage should not be considered in isolation or as a substitute of measures of performance prepared in accordance with generally accepted accounting principles. Coverage is not an accepted measure under generally accepted accounting principles and other companies will use different measures or different calculations of profitability.

Several of our locations are dependent on sports-related traffic

Several of our leased facilities are located beside or in the vicinity of major sporting arenas. A significant proportion of the revenue earned at these locations occurs during regular and post-season games. In 2003, approximately 8% of our revenue was earned from customers attending baseball games. A player strike or other work stoppage leading to the cancellation of games, or a reduction in attendance at games, would substantially reduce the revenue earned at these locations. However, our fixed rent commitments on these locations would be unchanged. As a result, the profit we earn from these facilities would decrease significantly.

The threat of terrorist activity could affect demand for parking

The threat of, or actual, terrorist activity in urban centres in North America may lead to restrictions on access to streets or buildings in the downtown areas. This may result in the access to parking facilities being more difficult, or not permitted at all, which will have an adverse effect on revenue generated from those facilities.

Furthermore, the threat of terrorist activity may affect consumer confidence. A loss of confidence may lead to the public being less likely to incur discretionary spending on restaurants, sporting events and theatres, which in turn means less demand and lower revenues at adjacent parking facilities.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

To December 31, 2003, we have not entered into significant derivative instruments either for hedging or speculative purposes. As of December 31, 2003, we had no such instruments outstanding. We will periodically hold excess available cash in cash equivalents, which are short-term deposits at major financial institutions with terms to maturity at the date of acquisition of three months or less.

Interest Rates :

Our primary exposure to market risk consists of changes in interest rates on cash invested in short-term deposits which are all included in cash equivalents on our consolidated balance sheet. As of December 31, 2003, we did not have any cash invested in short-term deposits. Changes in interest rates could impact our anticipated real rate of return. However, due to the short-term nature of such investments, the risk of loss to market is not expected to be significant.

Our bank indebtedness of $5.7 million at December 31, 2003 bears interest at rates which vary with changes in the London Interbank Offered Rate (“LIBOR”). Based on our current borrowing level, a 1% change in LIBOR would impact net income by less than $0.1 million annually.

Foreign Currency Exposure:

We operate wholly owned subsidiaries in Canada. Total revenues (excluding reimbursement of management contract expenses) from Canadian operations amounted to $60.8 million for the year ended December 31, 2003 as detailed in Note 14 to the Financial Statements. We intend to continue to invest in Canadian facilities, and may identify expansion opportunities in other foreign countries. We believe that our exposure to foreign currency fluctuations is limited because our Canadian dollar revenues have to date been significantly offset by Canadian dollar operating costs. Our net earnings, before the impairment in goodwill, in Canada for 2003 were approximately $3.6 million, or approximately C$5.0 million translated at the average exchange rate for 2003 of C$1.00 = US$0.71. If the exchange rate used in 2003 had been US$0.67 instead of US$0.71, the effect would be to reduce our net earnings, before the impairment in goodwill, by approximately $0.2 million. Presently, we have no formal hedging programs, other than investing any excess Canadian cash in U.S. Treasury bills. We would consider implementing a hedging program if such risk materially increases.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15(a)1 and 15(a)2 are included in this report on pages F-1 through F-7.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

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

Part III

Item 10. Directors and Executive Officers of the Registrant

Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

Part IV

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

Index to Exhibits

Exhibit No.	Description
2.1	Memorandum of Understanding regarding the Distribution between First Union Real Estate Equity and Mortgage Investments (“First Union”) and the Registrant (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

2.2	Agreement and Plan of Merger by and among Imperial Parking Corporation, Imperial Parking Management, LLC and IPK Acquisition Corporation, dated January 22, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 26, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Imperial Parking Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A/A filed on May 15, 2003).

4.1	Specimen certificate for shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

4.2	Shareholder Rights Agreement, dated as of May 12, 2003, between Imperial Parking Corporation and National City Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A filed on May 15, 2003).

4.3	Amendment No. 1 to Shareholder Rights Agreement, dated as of January 22, 2004, between Imperial Parking Corporation and National City Bank, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A/A filed on January 26, 2004).

10.1	2000 Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000).

10.2	Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 2, 2000) and First Amendment to Indemnification Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K as filed on March 26, 2002).

10.3	Huntzinger Employment Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

10.4	Wallner Employment Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 001-15629 on Form 10/A as filed on March 21, 2000).

10.5	Newsome Employment Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K as filed on March 27, 2003).

10.6	$20.0 million Credit Facility (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K as filed on March 28, 2001).

10.7	Restricted Stock Agreement for Annual Stock Grant to Directors (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q as filed on November 13, 2001).

10.8	Amended and Restated Share Purchase Agreement between Imperial Parking (U.S.), Inc. and the shareholders of DLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on July 12, 2001).

10.9	Standstill Agreement between Gotham Partners and the Registrant (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed on January 23, 2003).

10.10	Gottlin Employment Agreement (incorporated by reference to Exhibit 10.10 on the Company’s Quarterly Report on Form 10-Q as filed on May 12, 2003).

Exhibit No.	Description
10.11	Voting Agreement dated January 22, 2004 by and among Imperial Parking Management, LLC and certain of the Company’s stockholders (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 26, 2004).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q as filed on November 13, 2003).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Attached herewith)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Attached herewith)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached herewith)

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached herewith)

(b) Report on Form 8-K

The following reports were filed on Form 8-K during the quarter ended December 31, 2003.

November 3, 2003 – Item 5.	Other Events – Announcement that the Special Committee of the Board of Directors had received indications of interest from a number of third parties.

November 14, 2003 – Item 12.	Results of Operations and Financial Condition – Announcement of third quarter earnings.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PARKING CORPORATION
Date: March 24, 2004	By:	/s/ J. BRUCE NEWSOME
J. Bruce Newsome
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ CHARLES E. HUNTZINGER Charles E. Huntzinger	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2004
/s/ J. BRUCE NEWSOME J. Bruce Newsome	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2004
/s/ WILLIAM A. ACKMAN William A. Ackman	Chairman of the Board of Directors	March 24, 2004
/s/ DANIEL P. FRIEDMAN Daniel P. Friedman	Vice-Chairman of the Board of Directors	March 24, 2004
/s/ TALTON R. EMBRY Talton R. Embry	Director	March 24, 2004
/s/ ARMAND E. LASKY Armand E. Lasky	Director	March 24, 2004
/s/ BETH A. STEWART Beth A. Stewart	Director	March 24, 2004
/s/ MARY ANN TIGHE Mary Ann Tighe	Director	March 24, 2004
/s/ DAVID J. WOODS David J. Woods	Director	March 24, 2004

AUDITORS’ REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Imperial Parking Corporation as at December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Parking Corporation as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2(j) to the consolidated financial statements, effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounts Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, as required for goodwill and intangible assets resulting from business combinations consummated prior to July 1, 2001. As discussed in note 2(p) to the consolidated financial statements, effective January 1, 2003 the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, for stock-based employee compensation.

Chartered Accountants

Vancouver, Canada

January 30, 2004

IMPERIAL PARKING CORPORATION
Consolidated Balance Sheets
(Stated in thousands of United States dollars)

December 31, 2003 and 2002

	2003	2002
		(restated -
		note 2(p))
Assets
Current assets:
Cash and cash equivalents	$18,804	$15,138
Accounts receivable	7,188	6,408
Current portion of recoverable development costs	906	781
Inventory	1,229	960
Deposits and prepaid expenses	2,494	1,347
Deferred income taxes (note 10)	—	1,034

	30,621	25,668
Recoverable development costs	1,680	2,435
Fixed assets (note 4)	16,773	14,350
Management and lease agreements (note 5)	599	867
Other assets (note 6)	6,703	3,895
Goodwill (note 7)	18,839	45,213

	$75,215	$92,428

Liabilities and Stockholders’ Equity
Current liabilities:
Management accounts payable	$7,849	$5,889
Trade accounts payable and other accrued liabilities	8,285	7,479
Due to employees and former employees	2,908	2,302
Sales and other taxes payable	2,988	1,542
Bank indebtedness (note 8)	5,706	3,349
Current portion of other long-term liabilities	1,052	1,581
Deferred revenue	2,441	1,985

	31,229	24,127
Other long-term liabilities (note 9)	3,783	4,139
Deferred income taxes (note 10)	1,949	2,690

	36,961	30,956
Stockholders’ equity (note 11):
Common stock $0.01 par value; 10,000,000 shares authorized:
1,826,264 (2002 - 1,822,639 shares) shares issued and outstanding	18	18
Additional paid-in capital	61,024	60,674
Retained earnings (deficit)	(28,952)	4,560
Accumulated other comprehensive loss:
Foreign currency translation adjustment	6,164	(3,780)

	38,254	61,472

	$75,215	$92,428

Commitments and contingencies (note 17)
Subsequent events (note 19)

See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Consolidated Statements of Operations
(Stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
		(restated – note 2(p))
Revenue:
Parking and management contract	$121,130	$109,351	$90,548
Reimbursement of management contract expenses	33,367	30,491	27,350

Total revenue	154,497	139,842	117,898
Direct costs:
Cost of parking and management contracts	97,841	87,160	70,027
Reimbursed management contract expenses	33,367	30,491	27,350

Total direct costs	131,208	117,651	97,377

Gross margin	23,289	22,191	20,521
Other expenses:
General and administrative	17,257	16,219	13,908
Depreciation and amortization of management and lease agreements	2,608	2,397	2,523
Amortization of goodwill	—	—	2,206
Equity share of limited liability company losses	(147)	116	168
Goodwill impairment (note 7)	33,526	—	—

	53,244	18,732	18,805

Operating income (loss)	(29,955)	3,459	1,716
Other income (expense):
Interest income	437	514	577
Interest expense	(356)	(420)	(298)
Other expense (note 13)	(1,453)	—	—

	(1,372)	94	279

Earnings (loss) before income taxes	(31,327)	3,553	1,995
Income taxes (note 10):
Current	1,863	346	173
Deferred	322	1,284	649

	2,185	1,630	822

Net earnings (loss)	(33,512)	1,923	1,173
Other comprehensive income (loss):
Foreign currency translation adjustments	9,944	878	(3,214)

Comprehensive income (loss)	$(23,568)	$2,801	$(2,041)

Earnings per share (note 12):
Basic	$(18.35)	$1.06	$0.65
Diluted	$(18.35)	$1.02	$0.63

See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Consolidated Statements of Stockholders’ Equity
(Stated in thousands of United States dollars)

Years ended December 31, 2003, 2002 and 2001

			Additional	Retained
			paid-in	earnings	Foreign
	Common stock		capital	(deficit)	currency
			(restated	(restated	translation
	Number	Amount	note 2(p))	note 2(p))	adjustment	Total
Balance, December 31, 2000	1,843,000	$18	$59,991	$1,464	$(1,444)	$60,029
Net earnings	—	—	—	1,173	—	1,173
Foreign currency translation adjustment in period	—	—	—	—	(3,214)	(3,214)
Stock-based compensation	—	—	732	—	—	732
Options exercised	5,875	—	84	—	—	84
Shares repurchased	(30,858)	—	(543)	—	—	(543)

Balance, December 31, 2001	1,818,017	18	60,264	2,637	(4,658)	58,261
Net earnings	—	—	—	1,923	—	1,923
Foreign currency translation adjustment in period	—	—	—	—	878	878
Stock-based compensation	—	—	333	—	—	333
Options exercised	4,622	—	77	—	—	77

Balance, December 31, 2002	1,822,639	18	60,674	4,560	(3,780)	61,472
Net loss	—	—	—	(33,512)	—	(33,512)
Foreign currency translation adjustment in period	—	—	—	—	9,944	9,944
Stock-based compensation	3,250	—	344	—	—	344
Options exercised	375	—	6	—	—	6

Total stockholders’ equity, December 31, 2003	1,826,264	$18	$61,024	$(28,952)	$6,164	$38,254

See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Consolidated Statements of Cash Flows
(Stated in thousands of United States dollars)

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
		(restated – note 2(p))
Cash provided by (used in):
Operations:
Net earnings (loss)	$(33,512)	$1,923	$1,173
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization of management and lease agreements	2,608	2,397	2,523
Amortization of goodwill	—	—	2,206
Recovery of recoverable development costs	627	640	1,057
Equity share of limited liability company losses	(147)	116	168
Non-cash interest expense	207	128	154
Rent expense in excess of lease payments	552	370	—
Stock-based compensation	344	333	326
Deferred income taxes	322	1,284	649
Discount on settlement of note receivable	100	—	—
Goodwill impairment	33,526	—	—
Changes in non-cash working capital items:
Restricted cash	—	—	2,688
Accounts receivable	152	843	(1,026)
Inventory	(68)	(171)	(80)
Deposits and prepaid expenses	(595)	(214)	(126)
Management accounts payable	856	(591)	270
Trade accounts payable and other accrued liabilities	(362)	3,082	879
Due to employees and former employees	300	348	(486)
Sales and other taxes payable	1,238	164	(97)
Deferred revenue	202	(106)	444

	6,350	10,546	10,722
Investments:
Purchase of fixed assets	(2,315)	(1,675)	(2,624)
Acquisition of parking business, net of cash acquired (note 3)	(1,108)	(1,836)	(4,601)
Change in other assets	(3,741)	(233)	(686)
Increase in recoverable development costs	—	(1,491)	(266)
Acquisition of management and lease agreements	—	(828)	—
Settlement of note receivable	1,036	—	—

	(6,128)	(6,063)	(8,177)

IMPERIAL PARKING CORPORATION
Consolidated Statements of Cash Flows, (Continued)
(Stated in thousands of United States dollars)

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
		(restated – note 2(p))
Financing:
Proceeds from bank indebtedness	3,000	—	3,900
Repayment of bank indebtedness	(646)	(552)	—
Change in other liabilities	(562)	122	(75)
Options exercised	6	77	84
Purchase of common shares	—	—	(543)

	1,798	(353)	3,366
Effect of exchange rate changes on cash and cash equivalents	1,646	17	(535)

Increase in cash and cash equivalents	3,666	4,147	5,376
Cash and cash equivalents, beginning of year	15,138	10,991	5,615

Cash and cash equivalents, end of year	$18,804	$15,138	$10,991

Supplementary information:
Interest paid	$89	$129	$87
Income taxes paid	825	402	254
Non-cash transactions:
Participation rent payable applied to reduce note receivable	—	829	—

See accompanying notes to consolidated financial statements.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

1.	Operations:

Imperial Parking Corporation (the “Company”) is the corporation, which resulted from the combination, on March 27, 2000, of the Canadian parking facilities of First Union Real Estate Equity and Mortgage Investments and the parking related businesses of First Union Management, Inc.

The Company’s operations consist of operating and managing parking facilities in Canada and the United States and carrying on other parking related activities.

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

(b)	Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to assessment of the outcome of contingencies, valuation of goodwill, estimation of the useful lives of fixed assets and management and lease agreements in determining depreciation and amortization, and the extent and timing of recoverability of deferred tax assets. Actual amounts may differ from the estimates applied in the preparation of these financial statements.

(c)	Cash equivalents:

Cash equivalents includes certificates of deposit and other highly liquid instruments with original terms to maturity of three months or less when acquired.

(d)	Inventory:

The Company’s inventory consists of equipment parts and supplies and is recorded at the lower of cost, determined on a first-in, first-out basis, and replacement cost.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

2.	Significant accounting policies (continued):

(e)	Fixed assets:

Fixed assets are recorded at cost. Depreciation and amortization is provided as follows:

Asset	Basis	Rate
Buildings and improvements	straight-line	over 40 years
Furniture and fixtures	declining-balance	20%
Equipment	declining-balance	30%
Automotive equipment	declining-balance	30%

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

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

2.	Significant accounting policies (continued):

(h)	Asset retirement obligations

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) which applies to legal obligations associated with the retirement of a long-lived asset that result from the acquisition, construction, development and/or the normal operation of a long-lived asset including leased facilities. Under the new standard, the Company is required to recognize the fair value of a liability for an asset retirement obligation in the period in which it incurs a legal obligation, if a reasonable estimate of fair value can be made. Upon initial recognition of the liability, the Company capitalizes an asset retirement cost by increasing the carrying amount of the related long-lived asset. This asset retirement cost is depreciated over the life of the related asset. At the end of each period, the liability is increased to reflect the passage of time (accretion expense) and changes in estimated future cash flows underlying the initial fair value measurement (additional asset retirement costs).

As of January 1, 2003 and December 31, 2003, the Company determined that no material legal obligations associated with the retirement of long-lived assets, including its owned and leased facilities, existed and accordingly, no amounts have been accrued. Adoption of this new standard had no impact on any prior period presented.

(i)	Recoverable development costs:

Recoverable development costs are recoverable from landlords on a straight-line basis over the term of the related parking lot leases which range from 1.5 to 9.5 years.

(j)	Goodwill:

Goodwill represents the excess of cost over the value assigned to the net assets acquired on business acquisitions.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires, in part, that recorded goodwill be tested at least annually for impairment rather than being amortized over the estimated useful life of the underlying business. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 effective January 1, 2002. Goodwill acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 was adopted in full, was not amortized. Goodwill acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142. Accordingly, amortization of all goodwill ceased as of January 1, 2002. Upon adoption of SFAS No. 142, the Company evaluated its existing intangible assets and goodwill that were acquired in purchase business combinations, and considered whether any necessary reclassifications were required in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. No such reclassifications were required.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

2.	Significant accounting policies (continued):

(j)	Goodwill (continued):

In connection with goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an annual assessment of whether there is an indication that goodwill is impaired. The Company completes its annual test of impairment on November 30 of each fiscal year. To accomplish this the Company determines the carrying value of each of its reporting units by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company has identified reporting units by geographical operations for Canada and the United States. Within the United States, separate reporting units have been identified based on operational characteristics and, as they are one level below an operating segment, discrete financial information exists and segment management directly reviews these units. The Company has determined the fair value of its reporting units and compared them to each reporting unit’s carrying amount.

The Company determined that the carrying value of the reporting units in Canada, Cincinnati and Philadelphia exceeded their fair value as at November 30, 2003. Therefore the Company was required to perform the second step of the impairment test, which involved allocating the fair value of each unit amongst its assets and liabilities, including goodwill. The amount of fair value allocated to goodwill was then compared to the carrying value of goodwill to determine the amount of any impairment. This resulted in an impairment of $33.5 million as at November 30, 2003. See also note 7.

(k)	Income taxes:

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

(l)	Revenue recognition:

Revenue consists of the parking revenue from managed and leased locations. Revenue from managed locations represent revenue (both fixed fees and additional payments based upon parking revenue) from facilities managed for other parties and miscellaneous management fees for accounting, insurance and other ancillary services such as consulting and transportation management services. Parking and management contract revenues are recognized when earned in accordance with the terms of the agreements. Revenue from leased locations are recognized in accordance with the terms of the agreements. Deferred revenue primarily represents revenue received in advance of its due date.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

2.	Significant accounting policies (continued):

(l)	Revenue recognition (continued):

The Company classifies the reimbursement of costs incurred on behalf of managed parking facilities as revenue from reimbursement of management contract expenses, and the costs incurred on behalf of the owners of managed parking facilities as reimbursed management contract expenses. These costs relate primarily to payroll and other operating costs of managed parking facilities where the Company is the manager of the facility.

(m)	Foreign currency translation:

The functional currency of the Company’s operations in the United States is the United States dollar. For facilities and operations located in Canada, the functional currency is the Canadian dollar (“CDN”).

The assets and liabilities of the Canadian operations are translated into United States dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated at the rates of exchange prevailing during the year. The gains or losses resulting from these translations are excluded from the determination of net earnings and included in the separate foreign currency translation account within shareholders’ equity. Other exchange gains and losses are included in the determination of net earnings.

(n)	Comprehensive income (loss):

To the Company, comprehensive income (loss) consists of net earnings and the change in the foreign currency translation adjustment amount for the year. Comprehensive income does not affect the Company’s financial position, results of operations or earnings per share.

(o)	Earnings per share:

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

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

2.	Significant accounting policies (continued):

(p)	Stock option plan:

The Company has a stock incentive plan pursuant to which the Company grants stock options to executives and management. Prior to January 1, 2003, the Company accounted for those plans under the recognition and measurement provisions of APB 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock-based compensation for fixed stock option plans was recorded at the grant date only if the current market price of the underlying stock exceeded the exercise price. Compensation for variable stock option plans was recorded on an ongoing basis based on the change in intrinsic value of the options.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for stock-based employee compensation. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, the Company has elected to adopt the recognition and measurement provisions of SFAS 123 retroactively and all prior periods presented have been restated to reflect the compensation costs that would have been recognized had the recognition provisions of SFAS 123 been applied to all awards granted to employees.

For the year ended December 31, 2001, adoption of the recognition and measurement provisions of SFAS 123 resulted in a decrease in stock based compensation expense of $454,000, a decrease of $454,000 in additional paid in capital as at December 31, 2001 and an increase of $454,000 in retained earnings as at December 31, 2001, from the amounts previously reported. For the year ended December 31, 2002, adoption of the recognition provisions of SFAS 123 resulted in an increase in stock based compensation expense of $398,000, a decrease in additional paid in capital of $56,000 as at December 31, 2002 and an increase of $56,000 in retained earnings as at December 31, 2002.

(q)	Comparative figures:

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

3.	Acquisition of businesses:

Effective July 1, 2001, the Company acquired all of the issued and outstanding shares of DLC Management Group, Inc. (“DLC”) for net cash of $4.6 million, including acquisition costs of $0.2 million. The former shareholders of DLC are also entitled to additional cash consideration equal to a proportion of the actual operating results of the acquired business, calculated in accordance with the acquisition agreement, for each of the twelve month periods ending June 30, 2002 through 2006. The present value of these future payments at July 1, 2001 was estimated to be $4.4 million and has been included in the cost of the acquisition. The liability for these payments has been included on the Company’s balance sheet in “other long-term liabilities” and “current portion of other long-term liabilities” as it is more likely than not at December 31, 2003 that these amounts will be payable.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

3.	Acquisition of businesses (continued):

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

$8,987

During the year ended December 31, 2003, the Company paid additional consideration of $1.0 million, of which $1.1 million was accrued when the purchase was initially recorded. The excess accrued of $0.1 million was credited against goodwill during the year ended December 31, 2003. During the year ended December 31, 2002, the Company paid additional consideration of $1.8 million, of which $1.2 million was accrued when the purchase was initially recorded. The remaining $0.6 million of this contingent payment was included in goodwill during the year ended December 31, 2002.

The results of operations of DLC from July 1, 2001, being the effective date of acquisition by the Company, are included in these consolidated financial statements.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

4.	Fixed assets:

		Accumulated	Net book
2003	Cost	depreciation	value
Land	$7,919	$—	$7,919
Buildings and improvements	2,392	348	2,044
Leasehold improvements	4,998	2,788	2,210
Furniture and fixtures	515	245	270
Equipment	9,008	5,013	3,995
Automotive equipment	782	447	335

	$25,614	$8,841	$16,773

		Accumulated	Net book
2002	Cost	depreciation	value
Land	$6,508	$—	$6,508
Buildings and improvements	1,970	236	1,734
Leasehold improvements	4,060	1,913	2,147
Furniture and fixtures	410	155	255
Equipment	6,487	3,085	3,402
Automotive equipment	593	289	304

	$20,028	$5,678	$14,350

5.	Management and lease agreements:

	2003	2002
Cost	$2,134	$1,982
Accumulated amortization	(1,535)	(1,115)

	$599	$867

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

5.	Management and lease agreements (continued):

Amortization expense related to management and lease agreements for the year ended December 31, 2003 was $267,000 (2002 - $311,000; 2001 - $300,000). The estimated annual amortization for each of the next 5 years is as follows:

2004	$179
2005	152
2006	152
2007	116
2008	—

$599

Under certain parking management agreements, the Company is committed to pay fees to landlords based on either a fixed monthly rate, a percentage of gross parking revenues or a percentage of net income. These fees payable are recognized in accordance with the terms of the specific agreement.

6.	Other assets:

	2003	2002
Note receivable (a)	$2,087	$1,890
Note receivable (b)	—	1,141
Lease prepayments (c)	5,007	805
Other	290	419

	7,384	4,255
Current portion	681	360

	$6,703	$3,895

(a)	The note, which is denominated in Canadian dollars, is receivable from a director of a subsidiary of the Company and bears interest at 8% per annum to April 2004 and 9.25% thereafter. Principal repayments of $19,000 are required each quarter. In addition, one principal payment of $0.5 million is required on April 30, 2004 and monthly blended interest and principal repayments of $14,000 until April 30, 2004 and $16,000 from May 1, 2004 until the note matures on April 30, 2009. The note is secured by all issued and outstanding shares of Robbins Parking Limited.

(b)	The note was receivable from a landlord in connection with the recovery of deferred development costs, and was repaid in February 2003.

(c)	Lease prepayments are amortized as rent expense over the term of the related leases.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

7.	Goodwill:

	2003	2002
Carrying value, beginning of year	$45,213	$44,259
Impairment of goodwill	(33,526)	—
Adjustments to prior year acquisitions on payment of contingent payments	(135)	631
Effect of exchange rates	7,287	323

Carrying value, end of year	$18,839	$45,213

The Company performed its annual test of impairment of goodwill as at November 30, 2003. In assessing fair value, the Company considered information it had received through the Special Committee’s process to explore strategic alternatives as described in note 13, and updated its assessment to reflect the share price offer in the merger agreement signed by the Company with Imperial Parking Management, LLC and IPK Acquisition Corporation (note 19). The Company allocated the fair value of the offer amongst its reporting units. This allocation was made on a basis consistent with the allocation methodology previously applied in the annual impairment tests. As a result, the fair value of the reporting units in Canada, Cincinnati and Philadelphia exceeded their carrying values, which under SFAS 142 required the fair value of each of those units to be allocated amongst the unit’s identifiable assets and liabilities. The residual amount of fair value was then allocated to goodwill in each unit and compared to the corresponding carrying value of the goodwill. As the carrying value of goodwill in all three units exceeded its calculated fair value, this resulted in an impairment charge of $33.5 million in 2003.

The amount of the impairment charge was calculated as follows:

Fair value of reporting units having goodwill balances	$47,484
Fair value of net identifiable assets and liabilities of reporting units with goodwill balances	(28,673)

Indicated fair value of goodwill	18,811
Carrying value of goodwill	52,337

Goodwill impairment charge	$33,526

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

7.	Goodwill (continued):

The effects of adoption of SFAS No. 142 (note 2(j)) on results of operations for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands, except per share data):

	Year ended December 31
	2003	2002	2001
Net earnings (loss):
Reported net earnings (loss)	$(33,512)	$1,923	$1,173
Goodwill amortization	—	—	2,206

Adjusted net earnings (loss)	$(33,512)	$1,923	$3,379

Basic earnings per share:
Reported net earnings (loss) per share	$(18.35)	$1.06	$0.65
Goodwill amortization	—	—	1.21

Adjusted net earnings (loss) per share	$(18.35)	$1.06	$1.86

Diluted earnings per share:
Reported net earnings (loss) per share	$(18.35)	$1.02	$0.63
Goodwill amortization	—	—	1.18

Adjusted net earnings (loss) per share	$(18.35)	$1.02	$1.81

8.	Bank indebtedness:

The Company has a credit facility (the “Credit Facility”) providing for borrowings of up to $20 million, consisting of a $12.5 million non-revolving loan; a $5 million revolving credit facility; and $2.5 million for standby letters of credit. The non-revolving loan facility bears interest at LIBOR plus 1.625% per annum and is repayable on demand. The revolving credit facility bears interest at the lending bank’s prime rate. The amount outstanding under the Company’s Credit Facility as of December 31, 2003 was $5.7 million with a weighted average interest rate of 2.8% per annum (2002 - $3.3 million with a weighted average interest rate of 3.4 % per annum). This amount is comprised of amounts drawn under the non-revolving loan facility and is currently being repaid in blended monthly payments of principal and interest of $105,000 through December 2007, and $43,000 thereafter until June 2010. The remaining amount available under the Credit Facility was $10.7 million at December 31, 2003.

The bank credit facilities are secured by a general assignment by the Company in favour of the bank, debentures over certain real property, assignment of rents and leases, securities pledge agreements and assignment of insurance. Advances require certain conditions precedent to be met and are subject to the bank’s written approval.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

9.	Other long-term liabilities:

	2003	2002
Present value of future payments to former shareholders of DLC (a)	$2,694	$3,612
Other	2,141	2,108

	4,835	5,720
Current portion	1,052	1,581

	$3,783	$4,139

(a)	The present value of future payments represents the estimated additional cash consideration required to be paid in future years pursuant to the DLC purchase agreement (note 3). Interest on the balance is accrued at 7% per annum.

10.	Income taxes:

Income tax expense (recovery) consists of:

		Income tax expense
	Net earnings
	before tax	Current	Deferred	Total
Year ended December 31, 2003:
Canada	$(19,613)	$1,470	$999	$2,469
United States	(11,714)	393	(677)	(284)

	$(31,327)	$1,863	$322	$2,185

Year ended December 31, 2002:
Canada	$5,567	$106	$2,184	$2,290
United States	(2,014)	240	(900)	(660)

	$3,553	$346	$1,284	$1,630

Year ended December 31, 2001:
Canada	$3,480	$86	$2,192	$2,278
United States	(1,485)	87	(1,543)	(1,456)

	$1,995	$173	$649	$822

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

10.	Income taxes (continued):

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes as a result of the following:

	2003	2002	2001
Computed “expected” tax expense	$(10,964)	$1,244	$698
Increase (reduction) in income taxes resulting from:
Impact of difference between U.S. federal and Canadian effective tax rates	171	198	326
Effect of change in enacted tax rates	—	—	445
Change in valuation allowance	508	(266)	(829)
Reduction in deferred income tax liability on inter-company debt	—	—	(5,219)
Income from Canadian subsidiary taxable in the United States	—	—	4,434
Amortization of non-deductible goodwill	—	—	954
Impairment in non-deductible goodwill	11,734	—	—
Corporation capital and state tax	507	346	173
Other	229	108	(160)

	$2,185	$1,630	$822

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Loss carry forwards	$217	$1,239
Accrued liabilities	271	269
Management agreements	183	245
Special Committee costs	508	—

	1,179	1,753
Valuation allowance	(508)	—

Total deferred tax assets	671	1,753
Deferred tax liabilities:
Long-lived assets, principally due to differences in depreciation	(20)	(292)
Income from Canadian subsidiary taxable in the United States	(2,214)	(2,758)
Other assets	(386)	(359)

Total deferred tax liabilities	(2,620)	(3,409)

Net deferred tax liability	$(1,949)	$(1,656)

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

10.	Income taxes (continued):

	2003	2002
Reflected on consolidated balance sheet:
Current deferred asset, net	$—	$1,034
Non-current deferred liability, net	(1,949)	(2,690)

Net deferred tax liability	$(1,949)	$(1,656)

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

11.	Stockholders’ equity:

(a)	Treasury stock:

In January 2001, under a buy back program authorized by the Board of Directors, the Company repurchased 30,858 shares at a cost of $543,500. No shares were repurchased during the years ended December 31, 2003 and 2002. As at December 31, 2003, the Company holds a total 315,620 shares in treasury, which were repurchased in prior years under various buy back programs, at a cost of $5,240,401.

In September 2001, the Board of Directors increased the authorization limit for additional repurchases of the Company’s outstanding common stock from $1,250,000 to $2,000,000. As of December 31, 2003, the Company may repurchase up to $945,500 in common stock pursuant to this authorization.

(b)	Stock options:

In May 2001, the stockholders of the Company approved the 2000 Stock Incentive Plan allowing the Company to grant stock options to executives and management at the date of grant. The plan includes variable stock options whereby the exercise price of the options increases during the term of the options. A total of 315,000 shares were reserved for issuance under the plan.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

11.	Stockholders’ equity (continued):

(b)	Stock options (continued):

A summary of the status of the Company’s stock option plan as of December 31, 2003 and changes during the three years then ended is presented below:

		Weighted average
	Options outstanding	Exercise price
Balance at January 1, 2001	—	$—
Options granted	272,652	13.04
Options exercised	(5,875)	14.09
Options cancelled/forfeited	(2,750)	12.81

Balance at January 1, 2002	264,027	15.71
Options granted	16,250	23.91
Options exercised	(4,622)	16.20
Options cancelled/forfeited	(5,250)	18.05

Balance at January 1, 2003	270,405	18.04
Options granted	10,500	24.11
Options exercised	(375)	16.53
Options cancelled/forfeited	(5,125)	19.35

Balance at December 31, 2003	275,405	$18.79

The Company measures employee stock compensation expense in these consolidated financial statements based on the fair value of the options at the date of grant.

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in fiscal 2001, 2002 and 2003. The following assumptions were applied in determining the pro forma compensation cost:

	2003	2002	2001
Risk-free interest rate	2.98%	4.07%	4.04%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life	5 years	5 years	5 years
Expected stock price volatility	30.0%	12.0%	22.0%
Weighted average fair value of options granted at market prices	$7.52	$5.11	$3.97

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

11.	Stockholders’ equity (continued):

(b)	Stock options (continued):

The following table summarizes stock options outstanding and exercisable at December 31, 2003:

	Outstanding
				Exercisable
		Weighted
		average remaining	Weighted		Weighted
		contractual life	average		average
Exercise price range	Options	(years)	exercise price	Options	exercise price
$17.05	227,155	6.3	$17.05	209,588	$17.05
$22.57 - $28.44	22,750	7.7	26.80	12,516	26.76
$24.86 - $29.54	16,500	8.4	28.91	6,417	28.97
$21.50 - $24.40	9,000	9.5	23.76	1,145	23.17

	275,405	6.6	$18.79	229,666	$17.94

12.	Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share:

	2003			2002			2001
	Earnings	Common		Earnings	Common	Per	Earnings	Common	Per
	available	shares	Per share	available	shares	share	available	shares	share
	($000s)	(000s)	amount	($000s)	(000s)	amount	($000s)	(000s)	amount
Basic earnings per share:
Net earnings (loss)	$(33,512)	1,826	$(18.35)	$1,923	1,821	$1.06	$1,173	1,816	$0.65
Effect of dilutive stock options	—	—	—	—	65	(0.04)	—	50	(0.02)

Diluted earnings per share	$(33,512)	1,826	$(18.35)	$1,923	1,886	$1.02	$1,173	1,866	$0.63

13.	Other expenses:

In January 2003, a Special Committee of the Company’s Board of Directors was formed for the purpose of exploring strategic alternatives available to the Company in the context of the decision by Gotham Partners to sell its ownership interest in the Company. The Special Committee has engaged professional advisors to assist it in this review. The Company incurred $1.5 million in professional fees payable to the advisors during the year ended December 31, 2003 (2002 and 2001 - nil), which have been expensed as incurred.

As a result of the merger agreement signed by the Company in January 2004 (see note 19), the Company is committed to payments of $0.5 million in 2004 to the financial advisors, and a further payment of $0.25 million to the advisors upon completion of the merger.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

14.	Business segments:

Senior management of the Company reviews the revenue and overall results of operations by geographic regions. The following table summarizes the revenue, operating results and assets for these geographic regions:

	2003			2002			2001
	Canada	U.S.	Total	Canada	U.S.	Total	Canada	U.S.	Total
Revenue (excluding reimbursement of expenses)	$60,847	$60,283	$121,130	$53,085	$56,266	$109,351	$53,451	$37,097	$90,548
Total revenue	84,787	69,710	154,497	74,593	65,249	139,842	74,938	42,960	117,898
Depreciation and amortization	1,348	1,260	2,608	1,249	1,148	2,397	3,785	944	4,729
Goodwill impairment	27,435	6,091	33,526	—	—	—	—	—	—
Operating income (loss)	(20,788)	(9,166)	(29,955)	6,063	(2,604)	3,459	3,796	(2,080)	1,716
Income tax expense (recovery)	2,469	(284)	2,185	2,290	(660)	1,630	2,278	(1,456)	822
Goodwill	15,765	3,074	18,839	35,913	9,300	45,213	35,591	8,668	44,259
Long-lived assets	16,437	7,638	24,075	13,943	5,169	19,112	12,135	5,837	17,972
Total assets	51,404	23,811	75,215	65,734	26,694	92,428	60,870	28,375	89,245

15.	Unaudited quarterly financial information:

The following tables sets forth selected unaudited quarterly information for the Company’s last eight fiscal quarters.

	Fiscal 2003 Quarter End
	December 31	September 30	June 30	March 31
Revenue (excluding reimbursement of expenses)	$30,457	$34,100	$31,595	$24,978
Gross margin	6,224	6,176	6,407	4,482
Net earnings (loss) for the period	(34,054)	534	757	(749)
Net earnings (loss) per share, basic	(18.66)	0.29	0.42	(0.41)
Net earnings (loss) per share, diluted	(18.66)	0.29	0.41	(0.41)

	Fiscal 2002 Quarter End
	December 31	September 30	June 30	March 31
	(Restated - note 2(p))
Revenue (excluding reimbursement of expenses)	$27,610	$28,615	$28,317	$24,809
Gross margin	4,773	6,032	6,612	4,774
Net earnings (loss) for the period	401	560	1,013	(51)
Net earnings (loss) per share, basic	0.21	0.31	0.56	(0.03)
Net earnings (loss) per share, diluted	0.21	0.29	0.53	(0.03)

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

16.	Fair value of financial instruments:

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

The fair value of notes receivable is not readily determinable due to the nature of the relationship between the Company and the other parties.

17.	Commitments and contingencies:

(a)	Operating lease commitments:

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

2004	$50,565
2005	38,477
2006	30,625
2007	22,502
2008	14,391

The Company also leases certain of its office premises, automobiles and office equipment under long-term operating leases. The aggregate annual minimum lease payments required under operating leases in each of the next five years are as follows:

2004	$3,186
2005	2,683
2006	1,281
2007	804
2008	365

Total minimum and contingent lease payments included in results from operations for the year ended December 31, 2003 were $64.5 million (2002 - $57.6 million; 2001 - $48.1 million).

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

17.	Commitments and contingencies (continued):

(b)	Contingencies:

(i)	As part of its regular operations, the Company periodically becomes involved with legal claims or potential claims related to damage to vehicles or personal injuries for which the Company carries insurance, or disagreements with individual employees or on the interpretation of management or lease agreements. In the opinion of management, the resolution of these matters will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

(ii)	Imperial Parking Canada Corporation, a wholly owned subsidiary of the Company, is a defendant in a lawsuit filed by Sterling Parking Ltd. (“Sterling”) in April 2001, in the Queen’s Bench of Alberta. The suit involves an alleged breach by Imperial Parking Canada Corporation of a confidentiality agreement entered into with Sterling in October 2000 relating to the potential management of certain Sterling lots in Calgary. The proposed transaction with Sterling was not completed and Sterling claims in the lawsuit that Imperial Parking Canada Corporation wrongfully bid on certain lots and improperly used Sterling confidential information, all in breach of the confidentiality agreement. The total damages claimed by Sterling are approximately $8.9 million (CDN$11.6 million). The Company believes that Sterling’s allegations are largely without merit and that the amount of damages claimed is far in excess of the actual damages suffered by Sterling, if any. The parties are currently negotiating a settlement. If a settlement is not reached, the Company intends to defend itself vigorously. At December 31, 2003, the Company has accrued its best estimate of the costs related to this action, but in the event that the Company is unsuccessful, any damages awarded to Sterling in excess of the amount accrued could have a material effect on the Company’s financial position and results of operations.

(c)	Letters of credit:

The Company has outstanding letters of credit totalling $2.4 million.

18.	Related parties:

The Company leased two properties from an entity controlled by the Company’s Vice-Chairman and an employee of the Company. The terms of the leases are up to five years and minimum annual rent for the two properties is $1.4 million, increasing to $1.6 million over the lease terms. Percentage rent is also payable. The Company also sub-leases a portion of its office premises in New York City to the same entity, with rent revenue of $0.2 million per annum. The net amount paid in 2003 under the terms of these leases was $1.4 million (2002 - $1.4 million; 2001 - $1.1 million). In 2003, the Company incurred a combined operating loss of $0.2 million (2002 - $54,000; 2001 - $110,000 profit) from operating these two properties.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

18.	Related parties (continued):

The Company leased three properties and operated one property under a management agreement from entities controlled by a director of the Company. One of the leased properties was sold to a third party during the year. The two remaining leased properties have combined minimum annual rent of $0.8 million, increasing to $0.9 million during the terms of the leases, which are up to 15 years. Under the management agreement, which has a one year term, the Company is entitled to an annual management fee of $30,000. In 2003, the Company paid $1.5 million (2002 - $3.0 million; 2001 - $2.4 million) under the terms of these agreements. In 2003, the Company incurred a combined operating loss of $ 0.2 million (2002 - $0.6 million; 2001 - $0.1 million) from operating these four properties.

The Company operated one property under a management agreement from an entity controlled by the Chairman of the Company and leased one property from an entity in which the Chairman has a beneficial interest. The management agreement was cancelled during the year ended December 31, 2003. The leased property has minimum annual rent of $60,000 and the lease term is for one year, although either party may terminate the lease upon 30 days notice. In 2003, the Company paid $60,000 (2002 - $45,000; 2001 - nil) under the terms of the lease agreement. In 2003, the Company generated a combined operating profit of $5,000 (2002 - $10,000; 2001 - nil) from operating these two properties.

In 1999, the Company entered into a ten year exclusive agreement for outdoor advertising on its parking facilities in Canada with an entity whose President at such time was and is now also a director of the Company. The director is no longer an employee of that entity. In 2003, the Company received $0.6 million (2002 - $0.5 million; 2001 - $0.4 million) pursuant to this agreement.

The Company purchased $ 0.5 million (2002 - $0.6 million; 2001 - $1.0 million) of parking equipment and supplies from a subsidiary of an entity whose chairman, in 2002 and 2001, was also the Company’s Chairman.

Management believes that the transactions above have been on terms no less favourable to the Company than those that could have been obtained from unaffiliated persons at the time the transactions were entered into. The Board of Directors also approved all of the above transactions.

19.	Subsequent event:

On January 22, 2004 the Company entered into a merger agreement with Imperial Parking Management, LLC, an affiliate of The Gates Group, LLC, and IPK Acquisition Corporation pursuant to which the Company’s shareholders would be entitled to receive $26.00 in cash per share, subject to downward adjustment in the event that certain of the Company’s transaction costs incurred or paid after November 30, 2003 exceed $1.55 million.

IMPERIAL PARKING CORPORATION
Notes to Consolidated Financial Statements
(Tabular dollar amounts stated in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

20.	Recent accounting pronouncements:

(a)	During 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 150, “Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) and related interpretations. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for the Company’s December 31, 2003 financial statements. As the Company has no financial instruments with characteristics of both liabilities and equity or shares which are mandatorily redeemable, adoption of SFAS 150 had no impact on the consolidated financial statements.

(b)	FASB has issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses the consolidation of variable interest entities (including those referred to as “Special-Purpose Entities”). The provisions of this Interpretation, as revised, are effective to the Company in the three months ending March 31, 2004. The Company is currently considering whether any of its contractual relationships, including management and lease agreements, notes receivable and equity method investments disclosed in these financial statements, will be subject to the provisions of the Interpretation.